Form 10QSB
period 2007-11-30
Bold View Resources Inc
filed 2008-01-17
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-145910

Bold View Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 N. Rainbow Blvd., Las Vegas, NV 89107
(Address of principal executive offices)

702-948-5023
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,230,000 common shares as of November 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of November 30, 2007 and May 31, 2007;

F-2	Statements of Operations for the three and six months ended November 30, 2007 and period from inception (January 30, 2007) to November 30, 2007;

F-3	Statements of Cash Flows for the three and six months ended November 30, 2007 and period from inception (January 30, 2007) to November 30, 2007;

F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	November 30,	May 31, 2007
	(unaudited)
CURRENT ASSETS

Cash	$1,324	$37,693

Total Current Assets	1,324	37,693

TOTAL ASSETS	$1,324	$37,693

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$724	$7,424

Total Current Liabilities	724	7,424

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,230,000 shares issued and outstanding	2,230	2,230
Additional paid-in capital	35,770	35,770
Deficit accumulated during the development stage	(37,400)	(7,731)

Total Stockholders' Equity	600	30,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,324	$37,693

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended November 30, 2007	For the Six Months Ended November 30, 2007	From Inception on January 30, 2007 Through November 30, 2007

REVENUES	$-	$-	$-

OPERATING EXPENSES

Mining exploration	-	9,440	9,440
General & administrative	6,342	20,229	27,960

Total Expenses	6,342	29,669	37,400

LOSS FROM OPERATIONS	(6,342)	(29,669)	(37,400)

NET LOSS	$(6,342)	$(29,669)	$(37,400)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,230,000	2,230,000

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended November 30, 2007	For the Six Months Ended November 30, 2007	From Inception on January 30, 2007 Through November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,342)	$(29,669)	$(37,400)
Adjustments to reconcile net income to net cash provided by operations:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Accounts Payable	-	(6,700)	724

Net Cash Used by Operating Activities	(6,342)	(36,369)	(36,676)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	38,000

Net Cash Used by Financing Activities	-	-	38,000

NET DECREASE IN CASH	(6,342)	(36,369)	1,324

CASH AT BEGINNING OF PERIOD	7,666	37,693	-

CASH AT END OF PERIOD	$1,324	$1,324	$1,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2007 audited financial statements. The results of operations for the period ended November 30, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the equine industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties. We were incorporated on January 30, 2007, under the laws of the State of Nevada. On January 31, 2007, we acquired an option to purchase a 100% interest in the Cupro mineral claims, located in the New Westminster Mining Division of the Province of British Columbia. Exploration of the Cupro mineral claims is required before a final determination as to their viability can be made. Our option on this property is currently unexercised. In the event that we do not exercise our option, we will have no interest in the Cupro mineral claims and will not be entitled to receive back any monies spent to maintain the option.

Under the terms of the Mining Option Agreement, we will be able to exercise our option by paying the Optionor C$7,500 on or before January 31, 2007 (which payment we have made), and spending C$10,000 in exploration expenses on or before December 31, 2007 (which payment we have made); by making payments of C$15,000 to the Optionor and spending C$50,000 in exploration expenses on or before December 31, 2008; and by making additional payments of C$25,000 to the Optionor and spending an additional C$100,000 in exploration expenses on or before December 31, 2009. We will either satisfy the payment terms of the Mining Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Mining Option Agreement. The Optionor can terminate the Mining Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default.

The Cupro mineral claims consist of the following claims located in the New Westminster Mining Division of British Columbia:

TENURE	TYPE	NAME	GOOD TO DATE	STATUS	AREA ha
539301	Mineral	CUPRO	2008/aug/14	GOOD	527.247
539307	Mineral		2008/aug/14	GOOD	527.355
539311	Mineral		2008/aug/14	GOOD	253.056
540085	Mineral	CUPRO5	2008/aug/29	GOOD	126.576
549027	Mineral	TOP1	2008/jan/10	GOOD	337.341
549028	Mineral	TOP 2	2008/jan/10	GOOD	252.979
549029	Mineral	TOP 3	2008/jan/10	GOOD	442.72

The Province of British Columbia owns the land covered by the Cupro mineral claims. Currently, we are not aware of any native land claims that might affect the title to the mineral claims or to British Columbia’s title to the property. Although we are unaware of any situation that would threaten these claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in these claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in these claims.

Currently, an exploration work value of approximately $1.30 per acre is required during each of the first three years after a claim is acquired and an exploration work value of approximately $2.60 per acre is required in subsequent years. This stipulated amount of expenditures toward exploration work is set by the Province of British Columbia and can be altered in their sole discretion. Mr. W.A. Howell originally staked and recorded his ownership in the Cupro mineral claims. Exploration expenditures on the Cupro mineral claims must be completed and filed with the Province in the required amounts per acre, depending on the claim, or this amount must be paid to the Province of British Columbia by the respective date. A maximum of ten years of work credit may be filed on a claim at a time.

The exploration fees we anticipate incurring over the coming twelve months will result in an extension of the expiry dates of the mineral claims for the maximum of ten years provided that a report and filing fee not exceeding $115 is remitted to the Province of British Columbia. In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claims can be extended only on an annual basis into perpetuity for a maximum of only one additional year. If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claims will lapse and title with revert to the Province of British Columbia.

Plan of Operation

Our plan of operations is to proceed with the exploration of the Cupro mineral claims to determine whether there are commercially exploitable reserves of copper, zinc, molybdenum, and other metallic minerals. We have entered into a Mining Option Agreement regarding the Cupro mineral claims and intend to proceed with the initial exploration program as recommended by our consulting geologist.

Our total expenditures over the next twelve months, excluding costs associated with being a public company, are anticipated to be approximately $74,313 as we undertake Phase I exploration. Specifically, we expect to incur approximately $60,000 in connection with the commencement of Phase I of our recommended geological work program, as follows:

Compilation of Geochemical data	$7,000
Prospecting	$8,000
Geochemical mapping, sampling	$18,000
Vehicles, Fuel	$5,500
Room & Board	$4,500
Analyses	$6,000
Supplies	$1,000
Report	$6,000
$56,000
Contingencies @7% approximately	$4,000
Phase I Total	$60,000

Phase II
Geophysical surveys and drilling	$140,000
Phase II Total	$140,000

Total, Phases I and II	$200,000

We will also expend C$15,000 in connection with the Option Agreement and monies due to Mr. Howell prior to December 31, 2008, or approximately $14,313. We had working capital in the amount of $600 as of November 30, 2007. This money is insufficient to cover our anticipated expenditures in the next twelve months. However, our working capital, along with our plan to raise equity financing in the amount of $125,000 to $150,000, should be enough to cover the approximately $74,313 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

A report of our consulting geologist regarding findings from Phase I is expected within six months of the commencement of Phase I explorations. Once we receive the analysis of our Phase I exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with Phase II of our mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the Phase I exploration program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Cupro mineral claims, we intend to seek out and acquire interests in other North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. If we are unable locate and acquire such prospects, we may be forced to seek other business opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our initial exploration program and have not received any results.
In the event our Phase II mineral exploration program is undertaken, it would likely result in significantly more geological data than Phase I because much of the infrastructure constructed in Phase I will still be available during Phase II exploration.

In the event our board of directors, in consultation with our consulting geologist, chooses to complete the Phase I and Phase II mineral exploration programs, we will require additional financing. The objective of the Phase I work is to identify areas that have a strong likelihood of hosting mineral deposits that can be explored further during Phase II. The objective of Phase II work is to commence diamond drilling in areas identified in Phase I to obtain core samples for geochemical analysis.

Upon the completion of the first two exploration phases, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have discovered a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

We have no employees other than our president and CEO, Mr. Howie, and our Secretary and Treasurer, Mrs. Zimmerman. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three and six months ended November 30, 2007 and period from Inception (January 30, 2007) to November 30, 2007

We did not earn any revenues from inception through the period ending November 30, 2007. We do not anticipate earning revenues until such time that we able to locate and exploit commercial reserves of copper, zinc, molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Cupro mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $6,342 for the three months ended November 30, 2007, $29,669 for the six months ended November 30, 2007, and $37,400 from our inception on January 30, 2007 to November 30, 2007. The operating expenses for the three months ended November 30, 2007 included general and administrative expenses in the amount of $6,342. The operating expenses for the six months ended November 30, 2007 included mining exploration expenses in the amount of $9,440, and general and administrative expenses in the amount of $20,229. The operating expenses for the period from our inception on January 30, 2007 to November 30, 2007 included mining exploration expenses in the amount of $9,440, and general and administrative expenses in the amount of $20,229.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $6,342 for the three months ended November 30, 2007 and $29,669 for the six months ended November 30, 2007. We incurred a net loss of $37,400 from our inception on January 30, 2007 through period ending November 30, 2007. Our losses for all periods are attributable to operating expenses.

Liquidity and Capital Resources

We had cash of $1,324 as our only current asset as of November 30, 2007. We had current liabilities of $724 as of November 30, 2007. We therefore had working capital of $600 as of November 30, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Richard Howie. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 19, 2007, the registration statement filed on Form SB-2 (Commission file number 333-145910) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 730,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bold View Resources, Inc.

Date:	January 16, 2008

By: /s/ Richard Howie Richard Howie Title: Chief Executive Officer and Director