Form 10QSB
period 2008-02-29
Bold View Resources Inc
filed 2008-04-18
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,230,000 common shares as of February 29, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of February 29, 2008 and May 31, 2007;

F-2	Statements of Operations for the three and nine months ended February 29, 2008 and period from inception (January 30, 2007) to February 29, 2008;

F-3	Statements of Stockholders' Equity (Deficit)

F-4	Statements of Cash Flows for the three and nine months ended February 29, 2008 and period from inception (January 30, 2007) to February 29, 2008;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	February 29, 2008	May 31, 2007
	(unaudited)

CURRENT ASSETS

Cash	$1,058	$37,693

Total Current Assets	1,058	37,693

TOTAL ASSETS	$1,058	$37,693

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$813	$7,424

Total Current Liabilities	813	7,424

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,230,000 shares issued and outstanding	2,230	2,230
Additional paid-in capital	35,770	35,770
Deficit accumulated during the development stage	(37,755)	(7,731)

Total Stockholders' Equity	245	30,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,058	$37,693

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended February 29, 2008	For the Nine Months Ended February 29, 2008	From Inception on January 30, 2007 Through February 29, 2007	From Inception on January 30, 2007 Through November 30, 2007

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Mining exploration	-	-	-	9,440
General & administrative	355	6,697	-	28,315

Total Expenses	355	6,697	-	37,755

LOSS FROM OPERATIONS	(355)	(6,697)	-	(37,755)

NET LOSS	$(355)	$(6,697)	$-	$(37,755)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,230,000	2,230,000	-

The accompanying notes are an integral part of these financial statements

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Balance at inception on January 30, 2007	-	$-	$-	$-	$-

Issuance of Common Stock in March 2007 for cash at $0.001 per share	1,500,000	1,500	-	-	1,500

Issuance of Common Stock in March 2007 for cash at $0.05 per share	340,000	340	16,660	-	17,000

Issuance of Common Stock in April 2007 for cash at $0.05 per share	390,000	390	19,110	-	19,500

Net loss since inception through May 31, 2007	-	-	-	(7,731)	(7,731)

Balance, May 31, 2007	2,230,000	2,230	35,770	(7,731)	30,269

Net loss for the nine months ended February 29, 2008	-	-	-	(30,024)	(30,024)

Balance, February 29, 2008	2,230,000	$2,230	$35,770	$(37,755)	$245

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended February 29, 2008	From Inception on January 30, 2007 Through February 29, 2007	From Inception on January 30, 2007 Through February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,697)	$-	$(37,755)
Adjustments to reconcile net income
to net cash provided by operations:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Accounts Payable	89	-	813
Net Cash Used by Operating Activities	(6,608)	-	(36,942)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	38,000

Net Cash Used by Financing Activities	-	-	38,000

NET DECREASE IN CASH	(6,608)	-	1,058

CASH AT BEGINNING OF PERIOD	7,666	-	-

CASH AT END OF PERIOD	$1,058	$-	$1,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2007 audited financial statements.  The results of operations for the period ended February 29, 2008 are not necessarily indicative of the operating results for the full years.

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

We will also expend C$15,000 in connection with the Option Agreement and monies due to Mr. Howell prior to December 31, 2008, or approximately $14,313. We had working capital in the amount of $246 as of February 29, 2008. This money is insufficient to cover our anticipated expenditures in the next twelve months. However, our working capital, along with our plan to raise equity financing in the amount of $125,000 to $150,000, should be enough to cover the approximately $74,313 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

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

Results of Operations for the three and nine months ended February 29, 2008 and period from Inception (January 30, 2007) to February 29, 2008

We did not earn any revenues from inception through the period ending February 29, 2008. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, zinc, molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Cupro mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $355 for the three months ended February 29, 2008, $6,697 for the nine months ended February 29, 2008, and $37,755 from our inception on January 30, 2007 to February 29, 2008. The operating expenses for the three months ended February 29, 2008 included general and administrative expenses in the amount of $355. The operating expenses for the nine months ended February 29, 2008 included general and administrative expenses in the amount of $6,697. The operating expenses for the period from inception (January 30, 207) to February 29, 2008 included general and administrave expenses in the amount of $28,315 and mining exploration expenses in the amount of 49,440.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $355 for the three months ended February 29, 2008 and $6,697 for the nine months ended February 29, 2008. We incurred a net loss of $37,755 from our inception on January 30, 2007 through period ending February 29, 2008. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,058 as our only current asset as of February 29, 2008. We had current liabilities of $813 as of February 29, 2008. We therefore had working capital of $245 as of February 29, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Richard Howie. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

Bold View Resources, Inc.

Date:	April 14, 2008

By: /s/Richard Howie Richard Howie Title: Chief Executive Officer and Director