Form 10-Q
period 2008-08-31
Bold View Resources Inc
filed 2008-10-21
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-145910

Bold View Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 N. Rainbow Blvd. Las Vegas, NV 89107
(Address of principal executive offices)

(702) 948-5023
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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,230,000 common shares as of August 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of August 31, 2008 (unaudited) and May 31, 2008 (audited);
F-2	Statement of Operations for the three months ended August 31, 2008 and 2007 and period from inception (January 30, 2007) through August 31, 2008 (unaudited);
F-3	Statement of Stockholders’ Equity for the period from inception (January 30, 2007) through August 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the three months ended August 31, 2008 and 2007 and period from inception (January 30, 2007) through August 31, 2008 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	August 31, 2008	May 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$439	$705

Total Current Assets	439	705

TOTAL ASSETS	$439	$705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$10,294	$4,813

Total Current Liabilities	10,294	4,813

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,230,000 shares issued and outstanding	2,230	2,230
Additional paid-in capital	35,770	35,770
Deficit accumulated during the exploration stage	(47,855)	(42,108)

Total Stockholders' Equity (Deficit)	(9,855)	(4,108)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIT)	$439	$705

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended August 31, 2008	For the Three Months Ended August 31, 2007	From Inception on January 30, 2007 Through August 31, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

Mining exploration	-	9,440	9,440
General and administrative	5,747	13,887	38,415

Total Expenses	5,747	23,327	47,855

LOSS FROM OPERATIONS	(5,747)	(23,327)	(47,855)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,747)	$(23,327)	$(47,855)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,230,000	2,230,000

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on January 30, 2007	-	$-	$-	$-	$-

Issuance of Common Stock in February 2007 for cash at $0.001 per share	1,500,000	1,500	-	-	1,500

Issuance of Common Stock in March 2007 for cash at $0.05 per share	340,000	340	16,660	-	17,000

Issuance of Common Stock in April 2007 for cash at $0.05 per share	390,000	390	19,110	-	19,500

Net loss since inception through May 31, 2007	-	-	-	(7,731)	(7,731)

Balance, May 31, 2007	2,230,000	2,230	35,770	(7,731)	30,269

Net loss for the year ended May 31, 2008	-	-	-	(34,377)	(34,377)

Balance, May 31, 2008	2,230,000	2,230	35,770	(42,108)	(4,108)

Net loss for the three months ended ended August 31, 2008	-	-	-	(5,747)	(5,747)

Balance, August 31, 2008	2,230,000	$2,230	$35,770	$(47,855)	$(9,855)

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended August 31, 2008	For the Three Months Ended August 31, 2007	From Inception on January 30, 2007 Through August 31, 2008

OPERATING ACTIVITIES

Net loss	$(5,747)	$(23,327)	$(47,855)
Adjustments to reconcile net income to net cash provided by operations:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Accounts Payable	5,481	(6,700)	10,294

Net Cash Used by Operating Activities	(266)	(30,027)	(37,561)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	38,000

Net Cash Provided by Financing Activities	-	-	38,000

NET DECREASE IN CASH	(266)	(30,027)	439

CASH AT BEGINNING OF PERIOD	705	37,693	-

CASH AT END OF PERIOD	$439	$7,666	$439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements.  The results of operations for the periods ended August 31, 2008 and  2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the mineral exploration and development industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and to eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our total expenditures over the next twelve months, excluding costs associated with being a public company, are anticipated to be approximately $74,313 as we undertake Phase I exploration. Specifically, we expect to incur approximately $60,000 in connection with the commencement of Phase I of our recommended geological work program. We will also expend C$15,000 in connection with the Option Agreement and monies due to Mr. Howell prior to December 31, 2008, or approximately $14,313. We have no working capital to cover our anticipated expenditures in the next twelve months. However, we plan to raise equity financing in the amount of $125,000 to $150,000, and that should be enough to cover the approximately $74,313 in anticipated expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II. Because of the uncertainties inherent in foreign currency exchange rates, there are uncertainties in our operational costs. Our accounting is in US$ while our Option Agreement payments and other expenses generally require payment in CAN$.

Some geological and geochemical work has been performed under Phase 1 of our exploration program.  The work was performed by our consulting geologist, Mr. David Bridge, for a total cost of $17,000.  We paid $9,440 in exploration expenses for the year, and the balance is outstanding.  Mr. Bridge performed the work in August 2007, and assays and reports were completed in November 2007.  However, we have not yet had a chance to go over them with Mr. Bridge, as he has been unavailable in the field on another project. As such, we have not been able to determine the impact of his work or the viability of exploitable resources on our claims.

We plan to review Mr. Bridge’s report and continue our work on Phase 1 of our exploration program.  Once we receive the analysis of our Phase I exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with further exploration.  In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the Phase I exploration program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

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

Research and Development

We will not be conducting any product research or development during the next 12 months.

Results of Operations for the three months ended August 31, 2008 and 2007, and the period from Inception (January 30, 2007) to August 31, 2008

We did not earn any revenues from inception through the period ending August 31, 2008. We do not anticipate earning revenues until such time that we are able to locate and exploit commercial reserves of copper, zinc, molybdenum, and other metallic minerals. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Cupro mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $5,747 for the three months ended August 31, 2008, compared with $23,327 for the three months ended August 31, 2007.  The operating expenses for the three months ended August 31, 2008 consisted entirely of general and administrative expenses. The operating expenses for the three months ended August 31, 2007 included general and administrative expenses in the amount of $13,887 and mining exploration expenses in the amount of $9,440.

We incurred operating expenses in the amount of $47,855 from our inception on January 30, 2007 to August 31, 2008. The operating expenses for the period from inception to August 31, 2008 consisted of general and administrative expenses in the amount of $38,415 and mining exploration expenses in the amount of $9,440.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $5,747 for the three months ended August 31, 2008 and $23,327 for the three months ended August 31, 2007. We incurred a net loss of $47,855 from our inception on January 30, 2007 through period ending August 31, 2008. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $439 as our only current asset as of August 31, 2008. We had current liabilities of $10,294 as of August 31, 2008. We therefore had a working capital deficit of $9,885 as of August 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of August 31, 2008, there were no off balance sheet arrangements.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the mineral exploration and development industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and to eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Richard Howie.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2008.

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

Bold View Resources, Inc.

Date:	October 21, 2008

By: /s/ Richard Howie Richard Howie Title: Chief Executive Officer and Director