Form 10-Q
period 2008-11-30
Bold View Resources Inc
filed 2009-01-12
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2008 (unaudited) and May 31, 2008 (audited);

F-2	Statement of Operations for the three and six months ended November 30, 2008 and 2007 and period from inception (January 30, 2007) through November 30, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity for the period from inception (January 30, 2007) through November 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the six months ended November 30, 2008 and 2007 and period from inception (January 30, 2007) through November 30, 2008 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	November 30, 2008	May 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$385	$705

Total Current Assets	385	705

TOTAL ASSETS	$385	$705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Related party payable	$8,000	$-
Accounts payable	8,803	4,813

Total Current Liabilities	16,803	4,813

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,230,000 shares issued and outstanding	2,230	2,230
Additional paid-in capital	35,770	35,770
Deficit accumulated during the exploration stage	(54,418)	(42,108)

Total Stockholders' Equity (Deficit)	(16,418)	(4,108)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFCIT)	$385	$705

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended November 30, 2008	For the Three Months Ended November 30, 2007	For the Six Months Ended November 30, 2008	For the Six Months Ended November 30, 2007	From Inception on January 30, 2007 Through November 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Mining exploration	-	-	-	9,440	9,440
General and administrative	6,563	6,342	12,310	20,229	44,978

Total Expenses	6,563	6,342	12,310	29,669	54,418

LOSS FROM OPERATIONS	(6,563)	(6,342)	(12,310)	(29,669)	(54,418)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,563)	$(6,342)	$(12,310)	$(29,669)	$(54,418)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,230,000	2,230,000	2,230,000	2,230,000

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on January 30, 2007	-	$-	$-	$-	$-

Issuance of Common Stock in February 2007 for cash at $0.001 per share	1,500,000	1,500	-	-	1,500

Issuance of Common Stock in March 2007 for cash at $0.05 per share	340,000	340	16,660	-	17,000

Issuance of Common Stock in April 2007 for cash at $0.05 per share	390,000	390	19,110	-	19,500

Net loss since inception through May 31, 2007	-	-	-	(7,731)	(7,731)

Balance, May 31, 2007	2,230,000	2,230	35,770	(7,731)	30,269

Net loss for the year ended May 31, 2008	-	-	-	(34,377)	(34,377)

Balance, May 31, 2008	2,230,000	2,230	35,770	(42,108)	(4,108)

Net loss for the six months ended ended November 30, 2008	-	-	-	(12,310)	(12,310)

Balance, November 30, 2008	2,230,000	$2,230	$35,770	$(54,418)	$(16,418)

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended November 30, 2008	For the Six Months Ended November 30, 2007	From Inception on January 30, 2007 Through November 30, 2008

OPERATING ACTIVITIES

Net loss	$(12,310)	$(29,669)	$(54,418)
Adjustments to reconcile net income to net cash provided by operations:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Accounts Payable	3,990	(6,700)	16,803

Net Cash Used by
Operating Activities	(8,320)	(36,369)	(37,615)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	8,000	-	8,000
Proceeds from issuance of common stock	-	-	38,000

Net Cash Provided by
Financing Activities	8,000	-	46,000

NET DECREASE IN CASH	(320)	(36,369)	8,385

CASH AT BEGINNING OF PERIOD	705	37,693	-

CASH AT END OF PERIOD	$385	$1,324	$8,385

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements.  The results of operations for the periods ended November 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Overview

We are an exploration stage company that intended to engage in the exploration of mineral properties.  We were incorporated on January 30, 2007, under the laws of the State of Nevada. On January 31, 2007, we acquired an option to purchase a 100% interest in the Cupro mineral claims, located in the New Westminster Mining Division of the Province of British Columbia. Our plan of operations was to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of copper, zinc, molybdenum, and other metallic minerals.

During the current reporting period, we commenced exploration activities on the Cupro mineral claims under the guidance of our geological consultant, David J. Bridge. The results of these activities were discouraging. We were informed that the likelihood of exploitable quantities of metallic minerals is not promising and that the rapid encroachment of real-estate development to the Cupro claims threatens further exploration. Mr. Bridge is also concerned that getting permits and approvals would be difficult and costly at best, unless the property was of very high merit.

Since that is not our case, we have decided to drop our option in the Cupro mineral claims and look for other business opportunities.  As such, we will lose all interest in the option that we acquired on the property.

Given the current state of the mining industry, we will likely explore for business opportunities other than mineral exploration. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

Because we have not identified an alternate business opportunity, we are unable to provide an estimate of our exact financial needs for the next twelve months. We had a working capital deficit of $16,418 as of November 30, 2008. We have, therefore, ceased all business operations in an effort to minimize or eliminate all expenses until such time as we are able to identify and acquire an alternate business opportunity. We will require substantial additional financing in the near future in order to meet our current obligations and to renew our operations or begin the operations or any new business we may be able to acquire. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Because we do not currently have a specific business plan and have not identified any suitable alternative business opportunities, our ability to obtain additional financing is substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all. If we are able to identify a suitable alternative business opportunity, we will seek appropriate financing arrangements at that time.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

We have no employees other than our president and CEO, Mr. Howie, and our Secretary and Treasurer, Mrs. Zimmerman.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Results of Operations for the three and six months ended November 30, 2008 and 2007, and the period from Inception (January 30, 2007) to November 30, 2008

We did not earn any revenues from inception through the period ending November 30, 2008. We do not anticipate earning revenues until such time that we are able to secure a successful business opportunity.

We incurred operating expenses in the amount of $6,563 for the three months ended November 30, 2008, compared with $6,342 for the three months ended November 30, 2007.  The operating expenses for the three months ended November 30, 2008 and 2007 consisted entirely of general and administrative expenses.

We incurred operating expenses in the amount of $12,310 for the six months ended November 30, 2008, compared with $29,669 for the six months ended November 30, 2007.  The operating expenses for the six months ended November 30, 2008 consisted entirely of general and administrative expenses. The operating expenses for the six months ended November 30, 2007 included general and administrative expenses in the amount of $20,229 and mining exploration expenses in the amount of $9,440.

We incurred operating expenses in the amount of $54,418 from our inception on January 30, 2007 to November 30, 2008. The operating expenses for the period from inception to November 30, 2008 consisted of general and administrative expenses in the amount of $44,978 and mining exploration expenses in the amount of $9,440.

We incurred a net loss of $6,563 for the three months ended November 30, 2008 and $6,342 for the three months ended November 30, 2007. We incurred a net loss of $12,310 for the six months ended November 30, 2008 and $29,669 for the six months ended November 30, 2007. We incurred a net loss of $54,418 from our inception on January 30, 2007 through period ending November 30, 2008. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $385 as our only current asset as of November 30, 2008. We had current liabilities of $16,803 as of November 30, 2008. We therefore had a working capital deficit of $16,418 as of November 30, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no revenues and have generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and to develop a consistent source of revenues.

Our auditors have indicated that our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and to eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Richard Howie.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2008.

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

Bold View Resources, Inc.

Date:	January 12, 2009

By: /s/Richard Howie Richard Howie Title: Chief Executive Officer and Director