Form 10-Q
period 2009-02-28
Bold View Resources Inc
filed 2009-03-24
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,230,000 common shares as of February 28, 2009.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2009 (unaudited) and May 31, 2008 (audited);

F-2	Statement of Operations for the three and nine months ended February 28, 2009 and 2008 and period from inception (January 30, 2007) through February 28, 2009 (unaudited);

F-3	Statement of Stockholders’ Equity for the period from inception (January 30, 2007) through February 28, 2009 (unaudited);

F-4	Statements of Cash Flows for the nine months ended February 28, 2009 and 2008 and period from inception (January 30, 2007) through February 28, 2009 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2009 are not necessarily indicative of the results that can be expected for the full year.

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	February 28,	May 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$1,924	$705

Total Current Assets	1,924	705

TOTAL ASSETS	$1,924	$705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Related party advances payable	$15,500	$-
Accounts payable	4,813	4,813

Total Current Liabilities	20,313	4,813

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 2,230,000
shares issued and outstanding	2,230	2,230
Additional paid-in capital	35,770	35,770
Deficit accumulated during the exploration stage	(56,389)	(42,108)

Total Stockholders' Equity (Deficit)	(18,389)	(4,108)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFCIT)	$1,924	$705

The accompanying notes make up an integral part of these financial statements

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on January 30,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Mining exploration	-	-	-	-	9,440
General and dministrative	1,971	355	14,281	20,584	46,949

Total Expenses	1,971	355	14,281	20,584	56,389

LOSS FROM OPERATIONS	(1,971)	(355)	(14,281)	(20,584)	(56,389)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,971)	$(355)	$(14,281)	$(20,584)	$(56,389)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	2,230,000	2,230,000	2,230,000	2,230,000

The accompanying notes make up an integral part of these financial statements

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on
January 30, 2007	-	$-	$-	$-	$-

Issuance of Common Stock in February
2007 for cash at $0.001 per share	1,500,000	1,500	-	-	1,500

Issuance of Common Stock in March
2007 for cash at $0.05 per share	340,000	340	16,660	-	17,000

Issuance of Common Stock in April
2007 for cash at $0.05 per share	390,000	390	19,110	-	19,500

Net loss since inception
through May 31, 2007	-	-	-	(7,731)	(7,731)

Balance, May 31, 2007	2,230,000	2,230	35,770	(7,731)	30,269

Net loss for the year
ended May 31, 2008	-	-	-	(34,377)	(34,377)

Balance, May 31, 2008	2,230,000	2,230	35,770	(42,108)	(4,108)

Net loss for the nine months ended
ended February 28, 2009	-	-	-	(14,281)	(14,281)

Balance, February 28, 2009	2,230,000	$2,230	$35,770	$(56,389)	$(18,389)

The accompanying notes make up an integral part of these financial statements

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Nine	For the Nine	on January 30,
	Months Ended	Months Ended	2007 Through
	February 28,	February 29,	February 28,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(14,281)	$(37,755)	$(56,389)
Adjustments to reconcile net income
to net cash provided by operations:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Accounts Payable	-	813	4,813

Net Cash Used by
Operating Activities	(14,281)	(36,942)	(51,576)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	15,500	-	15,500
Proceeds from issuance of common stock	-	38,000	38,000

Net Cash Provided by
Financing Activities	15,500	38,000	53,500

NET DECREASE IN CASH	1,219	1,058	1,924

CASH AT BEGINNING OF PERIOD	705	-	-

CASH AT END OF PERIOD	$1,924	$1,058	$1,924

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes make up an integral part of these financial statements

BOLD VIEW RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009 and May 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements.  The results of operations for the periods ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128,

“Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

During the previous reporting period, we commenced exploration activities on the Cupro mineral claims under the guidance of our geological consultant, David J. Bridge. The results of these activities were discouraging. We were informed that the likelihood of exploitable quantities of metallic minerals is not promising and that the rapid encroachment of real-estate development to the Cupro claims threatens further exploration. Mr. Bridge is also concerned that getting permits and approvals would be difficult and costly at best, unless the property was of very high merit. Since that is not our case, we decided to drop our option in the Cupro mineral claims and look for other business opportunities.  As such, we have lost all interest in the option that we acquired on the property.

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

Because we have not identified an alternate business opportunity, we are unable to provide an estimate of our exact financial needs for the next twelve months. We had a working capital deficit of $18,389 as of February 28, 2009. We have, therefore, ceased all business operations in an effort to minimize or eliminate all expenses until such time as we are able to identify and acquire an alternate business opportunity. We will require substantial additional financing in the near future in order to meet our current obligations and to renew our operations or begin the operations or any new business we may be able to acquire. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

Results of Operations for the three and nine months ended February 28, 2009 and 2008, and the period from Inception (January 30, 2007) to February 28, 2009

We did not earn any revenues from inception through the period ending February 28, 2009. We do not anticipate earning revenues until such time that we are able to secure a successful business opportunity.

We incurred operating expenses in the amount of $1,971 for the three months ended February 28, 2009, compared with $355 for the three months ended February 28, 2008.  The operating expenses for the three months ended February 28, 2009 and 2008 consisted entirely of general and administrative expenses.

We incurred operating expenses in the amount of $14,281 for the nine months ended February 28, 2009, compared with $20,584 for the nine months ended February 28, 2008.  The operating expenses for the nine months ended February 28, 2009 consisted entirely of general and administrative expenses. The operating expenses for the nine months ended February 28, 2008 consisted entirely of general and administrative expenses We incurred operating expenses in the amount of $56,389 from our inception on January 30, 2007 to February 28, 2009. The operating expenses for the period from inception to February 28, 2009 consisted of general and administrative expenses in the amount of $46,949 and mining exploration expenses in the amount of $9,440.

We incurred a net loss of $1,971 for the three months ended February 28, 2009 and $355 for the three months ended February 28, 2008. We incurred a net loss of $14,281 for the nine months ended February 28, 2009 and $20,582 for the nine months ended February 28, 2008. We incurred a net loss of $56,389 from our inception on January 30, 2007 through period ending February 28, 2009. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

We had cash of $1,971 as our only current asset as of February 28, 2009. We had current liabilities of $20,313 as of February 28, 2009. We therefore had a working capital deficit of $18,389 as of February 28, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of February 28, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Richard Howie.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2009.

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

Bold View Resources, Inc.

Date:

	By:	/s/ Richard Howie
Richard Howie
	Title:	Chief Executive Officer and Director