Form 10-K
period 2009-05-31
SunSi Energies Inc.
filed 2009-08-31
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
	Commission file number:	333-145910

SunSi Energies Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 Main Street, Suite 309 Brooklyn, New York	11201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 646-205-0291
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                     Accelerated filer ☐
Non-accelerated filer ☐                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not Available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   26,760,000 as of  August 21, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules	21

 PART I
Item 1.   Business

In General

The company (“Company” or “SunSi”) incorporated in Nevada on January 30, 2007.  On March 24, 2009, the Company changed its name to SunSi Energies Inc. (fka Bold View Resources, Inc.) and changed its business focus to the acquisition of Trichlorosilane production facilities in China in order to produce the raw materials required in the solar photovoltaic industry.  Our principal executive office is currently located in Brooklyn, New York and our website is www.sunsienergies.com.  Our common stock trades on the Over the Counter Bulletin Board under the ticker symbol “SSIE”.

SunSi is positioned to take advantage of one of the fastest growing trends and markets in the world today – the clean and renewable alternative energy market – specifically the solar energy market. Specifically, SunSi aims to acquire and develop a portfolio of high quality Trichlorosilane (“TCS”) production facilities that are strategically located and possess a potential for future growth and expansion. Relatively unknown, but essential to the solar energy industry, TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar photovoltaic (PV) energy producing panels.

Acquisition of TCS Production Facilities

The Company plans to base its Asian based operations through its 100% owned subsidiary SunSi Energies Hong Kong Ltd., a Hong Kong-based company (“SunSi HK”) which currently has no operations but has entered into a joint venture agreement to purchase 90% of Zibo Baoyun Chemical Plant (“ZBC”) in Zibo, China, a major TCS producer, as well as its related transportation company, the Zibo Baoxin Transportation Co Ltd. (“ZBT”), which transports the finished TCS product from the ZBC TCS manufacturing facility to clients across China.  The ZBC facility in Zibo currently has a production capacity of 25,000 metric tons (“MT”) of TCS annually.

The terms of the joint venture agreement require the Company to pay $10,000,000 USD for the acquisition of the ZBC and ZBT assets and to expand the current ZBC production capacity to 45,000 MT of TCS.

Additionally, the Company intends to raise an additional $6,000,000 USD to make other potential acquisitions of TCS manufacturing facilities and for general corporate purposes.

Zibo Baoyun Chemical Plant

ZBC was founded in February 2003 and has a current production capacity of 25,000 MT of TCS per year. TCS is the key feedstock for almost all PV solar cells and modules produced today (over 90% in 2008).

While we do not have complete assurance that we will not encounter issues that would make the ZBC acquisition unsuitable for our strategy, we feel that ZBC’s assets satisfy most or all of the criteria we have established.  If we encounter insurmountable issues in the ZBC acquisition, our board of directors will pursue the acquisition of different TCS manufacturing facilities, which may include multiple smaller TCS manufacturing facilities instead of one larger facility at a single location, or the ZBC facility.

ZBT: Transportation and Delivery

In addition to the planned acquisition of ZBC, we intend to acquire ZBT, a transportation company which transports the finished product from the chemical facility to clients across China. With a total capacity of over 160 tons, ZBT’s fleet includes over 25 vehicles, 5 of which are heavy loading equipment. ZBT holds special permits and licenses to transport dangerous goods within China. If acquired, we plan on growing the ZBT fleet of vehicles to deliver the additional TCS produced by the new expansion facility.

The Trichlorosilane Industry

Trichlorosilane is a colorless liquid containing silica powder, hydrogen and chlorine. It is the key intermediate compound used to produce extremely pure polysilicon, from which computer chips and solar cells are made.

The solar PV value chain (diagram shown below) consists in a number of specific and distinct steps from the production of TCS (first step in the value chain – Polysilicon) to the end use in projects (last in the value chain – Modules).  On a normalized scale (100%), TCS production and polysilicon manufacturing tend to achieve the highest profit, followed by the ingots and wafers.

The buyers of Trichlorosilane, and other companies along the solar PV value chain, have enjoyed tremendous growth in the past few years, as China is trying to move away from coal power generation (over 65% of the electricity in 2008 was generated by coal). Because of these government incentives and the ‘go green’ attitude of local governments, this trend is expected to maintain itself in the near future.

Outside of China, the solar energy industry growth has been even more dynamic. In fact, the global solar energy industry has grown by over 849% since 2000, from an installed capacity of 877 Mega Watts (MW) in 2000 to over 10,000 MW at the end of 2008. These figures represent a compounded annual growth rate (CAGR) of almost 40% for the same period.

The outlook and industry forecast for the next 4 years, as reported by Solarbuzz, is extremely positive and is headed toward an additional growth spurt of 39% by the end of 2009. By 2012, it will be over 135% over the 2007 levels.

The five countries leading the way in the next five years are:

China	35.8 % CAGR
Thailand	35.7 % CAGR
Indonesia	34.9 % CAGR
India	34.3 % CAGR
South Africa	29.7 % CAGR

Equipment Suppliers

The ZBC facility is situated within a region that specializes in the chemical industry. Most standard equipment can therefore be sourced locally. Some equipment needs to be customized specifically for the production of TCS. This customization can also be achieved locally. The local management team already has experience working with the different suppliers and the suppliers are also well aware of the equipment requirements specific to TCS production.

Site Selection

The ZBC facility is part of the Zibo New & High-tech Industrial Development Zone, this location will also give us access to supply and product transportation as well as high concentration of customers due to the heavy truck and train volume in the area.

The ZBC facility site includes utilities infrastructure and highway access.  When we assessed this acquisition, we considered the following:

•	Part of Industrial Development Zone with government incentives
•	Proximity to feedstock suppliers;
•	Proximity to ports;
•	Road, rail and water transportation infrastructure at the site;
•	Existing storage and transfer infrastructure;
•	TCS market proximity; and
•	Skilled labor availability.

If we do not proceed with the ZBC acquisition, and decide to move forward with the acquisition of other TCS production facilities, we will need to identify suitable sites using the criteria above.

Site Infrastructure and Improvements

Although the basic infrastructure is already in place, we will need to make some improvements to the ZBC site before beginning the development of the expansion TCS production facility. The full extent of the improvements and their exact costs will not be known until most of the work has been completed.  However, it is likely that the ZBC site will require some renovations and improvements to be able to accommodate the new 20,000 MT TCS production facility.

Facility Expansion Project Financing

We estimate the total cost of expansion to the plant and the purchase of equipment, financing, pre-production period and start-up expenses, will be approximately $10,000,000 USD.

Our plan is to raise this amount through the sale of equity securities, however if we are unable to raise this amount through the sale of equity securities, we will need to secure additional debt financing to complete the expansion project.  If necessary, we intend to negotiate terms and conditions for a construction/term loan and revolving line of credit with various banking institutions.  However, there is no assurance that debt financing will be available or, if available, on terms that are favorable to us.  We have no commitment for the debt financing or equity needed for the plant expansion.  We do not intend to leverage the expansion project to more than 60 percent debt to 40 percent equity. In addition, if we are unable to raise sufficient equity capital to commence development of the plant expansion, we may pursue the plant expansion through alternative ownership structures, such as joint ventures with other entities.

Environmental and Other Regulatory Matters; Governmental Approvals

Before we begin the expansion project, we will be required to obtain various environmental, construction and operating permits. Permits for the expansion of an existing facility are generally easier to obtain than permits for new infrastructures. We will be responsible for obtaining all permits. If permitting delays occur, construction of the plant may be delayed.

In addition, permitting and environmental and other regulatory requirements may change in the future.  Changes in permitting and regulatory requirements could make compliance more difficult and costly.  If we are unable to obtain necessary permits or to comply with the requirements of such permits or any other environmental regulations, our business may be adversely affected and we may not be able to construct or operate the plant.

Regulatory Permits

We will be subject to regulations and will need to obtain a number of permits, which may include zoning and building permits, environmental permits as well as work safety permits. To date, we have not begun the permitting process, but intend to commence that activity as soon as the necessary financing is in place.  Once we begin the permitting process, we believe that obtaining the necessary permits will generally take between one and three months.

All the permits above can be obtained in parallel to the construction work and should therefore not affect the realization of the expansion. If for any reason any of these permits are not granted, renovation costs for the plant may increase or the plant may not be operated at all.  In addition, the provincial and local governments could impose conditions or other restrictions in the permits that are detrimental to us or that increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process.  The Zibo state could also modify the requirements for obtaining a permit.  This would likely have a material adverse impact on our operations, cash flows and financial performance.

TCS Quality Testing Procedures

Quality targets are set in function of the required purity levels of TCS.  Purity levels are currently being tested prior to shipment as well as by the customer at the receiving end. Some impurities such as Calcium, Magnesium and Copper are currently not being tested as this is not required by China industry standards. To achieve our exportation objectives, new testing installations will have to be implemented to meet the requirements of western customers. There is currently an officer specifically assigned to quality control at the ZBC facility.

ZBC and ZBT Employees and Operations

The ZBC facility and ZBT currently employ approximately 110 employees. Upon completion of the acquisition and plant expansion, we believe that our operations will require 40 additional full-time employees to operate the new production facility as well 10 new employees to increase transportation capacity. We anticipate that wages in China will be approximately $3,500 per employee per year once the plant is fully operational. The company management and shared business functions such as finance and human resources are not expected to require additional resources.

Sales and Marketing

ZBC currently has two very stable clients for its TCS and we intend to continue working with them in the future. In 2008, both companies purchased over 5,900 MT of TCS from the ZBC facility and in 2009, ZBC expects to deliver approximately 25,000 MT to the same two companies.

ZBC Current TCS Customers:

1.	Luo Yang Zhong Silicon Hi-tech Technology Development Co. Ltd
China Silicon Corporation Ltd.

2.	Jiangsu Zhong Neng Silicon Industry Technology Development Co. Ltd
GCL Silicon Technology Holdings Inc. - http://www.gcl-silicon.com/

As production increases and to continuously achieve our sales objectives, we are looking to diversify our customer base both within and outside of China. A healthy pipeline of prospective customers in China is currently being built through business development and participation in trade shows. The international markets where we see significant growth potential are Asia, the United States and Europe. The identified site for the development of the TCS plant is strategically positioned for exportation due to its proximity to two major ports.

Inputs and Procurement Plan

ZBC already has contracts with key suppliers of silica powder, chlorine liquid and methanol. Chlorine liquid and methanol are currently sourced locally in Zibo whereas silica powder is sourced from Jiangxi. We foresee that our current suppliers will be able to meet the demand of the new production facility being developed.

Government Incentives and Regulations

China

Although China supplies half the world's solar panels, it contributes very little to demand as the cost of tapping solar energy to generate electricity remains steep and investors find little economic sense in pursuing solar projects in China where incentives are few. To improve the situation, China's government announced in March that it would offer to pay 20 yuan ($2.90) per watt of solar systems fixed to roofs and which have a capacity of more than 50 kilowatt peak (kwp). The subsidy, which could cover half the cost of installing the system, attracted applications equivalent to the building of 1 gigawatt of solar power.

China is expected to raise its 2020 solar power generation target more than fivefold to at least 10 GW. With incentives, analysts expect over 2 GW in new solar capacity will be installed as early as 2011, up from just over 100 MW in 2008. To further attract investors, Beijing may align its solar energy policy with an incentive scheme used in Europe and the United States called "feed-in tariff," which guarantees above-market prices for generating solar power. Beijing's proposed tariff and other perks should help generate decent returns given that local labor and equipment costs are cheap.

United States

The U.S. federal government and various state governments have created incentive programs to encourage electricity production from renewable energy sources including solar.  The federal incentive programs include corporate tax credits and federal grant programs. State incentive programs include tax exemptions and credits for U.S. producers as well as feed-in tariff programs in particular states such as California. These various incentives will benefit electricity producers but also equipment manufacturers and polysilicon makers due to increased demand.

The most important recent development in the world of U.S renewable energy incentives is the American Recovery and Reinvestment Act. Some of the highlights include:

•
Renewable Energy Grants through the Department of Treasury: Provides grants equal to 30 percent of the cost of solar property placed in service during 2009 and 2010, in lieu of the section 48 investment tax credit.

•
Renewable Energy Loan Guarantee Program: Establishes a temporary DOE loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects. Appropriates $6 billion to pay the credit subsidy costs which should support $60 billion worth of loan guarantees. Eligible renewable projects are those that generate electricity or thermal energy and facilities that manufacture related components.

•	Renewable Energy Manufacturing Investment Credit: Provides up to $2.3 billion to fund 30 percent investment tax credit for manufacturing assets used to manufacture advanced energy property.

•
Solar on Federal Property Program: Appropriates $5.5 billion to be deposited into the Federal Buildings Fund for expenditures to construct, repair and make alterations on federal buildings to increase the energy efficiency, including installing solar energy equipment.

•
Department of Energy Funding: Appropriates $16.8 billion to DOE’s Office of Energy Efficiency and Renewable Energy, including $2.5 billion for applied research, development, demonstration and deployment projects.

•
New Clean Renewable Energy Bonds: Provides an additional $1.6 billion for new clean renewable energy bonds to finance facilities that generate electricity from renewable energy sources including solar facilities.

The combination of these incentives is expected to drive an increase in the demand for solar energy related equipment and components.

Europe

Countries such as Germany and Spain have feed-in tariff programs to boost electricity production from solar, wind and other renewable energy. In a typical feed-in tariff program, utilities are required to buy all the electricity generated from renewable sources, such as solar and wind, and pay rates that are higher than the prices for conventional power.  Such programs have turned Germany and Spain into lucrative markets for solar equipment makers. France, which is big on nuclear power generation, recently expanded its feed-in tariff program. The French government said it would allow solar power projects on commercial rooftops to get 45 euro cents per kilowatt hour, higher than the rates set for 2009 in Germany. The UK government is also in the process of creating a feed-in tariff program to boost electricity production from renewable energy. The program is scheduled to begin in 2010.

Competition

We expect to be in direct competition with producers of TCS.  Many of these producers have significantly greater resources than we do.  We also expect the number of competitors to increase significantly in the future.  The development of other TCS plants, particularly those in close proximity to the plant, will increase the supply of TCS and may result in lower local TCS and glycerin prices and higher costs for feedstock.

We will be in direct competition with numerous other TCS plants that produce the same products that we do.  We plan to compete with other TCS producers on the basis of price of TCS, delivery service, decreased transportation costs and our commitment to sustainability.

Currently, there are approximately 25 TCS producers which capacity are relatively small, and less than 10 have a production capacity of over 2,000 MT per year.

In recent years, however, China’s TCS industry showed a marked growth.  For example, in 2004, only 4 producers held a total annual production capacity of approximately 4,280 MT and in 2005, the total production increased to 22,000 MT with 14 producers in place, out of which 6 maintained a production capacity of 2,000 MT per year or above. In 2006, the total production capacity raised to approximately 30,000 MT. As the demand for TCS increased so did production capacity, but not enough to stop the price of TCS from increasing; allowing producers to generate remarkable profits.

Today, the price of TCS in China is approximately $1,100 USD per MT and the number of producers has grown to over 20, holding a total production capacity exceeding 145,000 MT per year. China’s TCS producers are mainly located in Jiangxi, Tangshan of Hebei, Zibo of Shandong, Chongqing of Sichuan, Wuhan of Hubei, and Shanghai. The following table gives the top five major producers.

Zibo Baoyun Chemical Plant, Zibo	25,000 MT / year
Leshan Yongxiang Resins Co., Ltd., Sichuan	25,000 MT / year
Tangshan Sunfar Silicon Industries Co., Ltd.	20,000 MT / year
Huaxiang Chemical Industry Co., Ltd., Hubei	15,000 MT / year
Kaihua Synthetic Material Co., Ltd., Zhejiang	10,000 MT / year

Prior Business

Prior to March 24, 2009, we were Bold View Resources, Inc., an exploration stage company that intended to engage in the exploration of mineral properties.  We had acquired an option to purchase (the “Option”) an interest in mineral claims known as the Cupro mineral claims. During the fiscal year ended May 31, 2009, we allowed the Option to expire according to the terms of the controlling Mining Option Agreement.  We have no plans to pursue mineral mining at this time.

Employees

We have 1 full-time and 0 part-time employees.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not own any property.

Corporate Offices

We lease our principal offices at 45 Main Street, Suite 309 Brooklyn, New York, 11201 for an annual fee of $2400. Our phone number is 646-205-0291.

Registered Agent

Our agent for service of process in Nevada is Paracorp Incorporated, 318 N CARSON ST #208, Carson City, NV 89701.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.
PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SSIE.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of May 31, 2009, there was not a market for our common stock on the OTCBB.

Fiscal Year Ending May 31, 2009
Quarter Ended	High $	Low $
May 31, 2009	n/a	n/a
Feb 28, 2009	n/a	n/a
Nov 30, 2008	n/a	n/a
Aug 31, 2008	n/a	n/a

Holders of Our Common Stock

As of May 31, 2009, we had 26,760,000 shares of our common stock issued and outstanding, held by 37 shareholders of record.

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

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

The Company has re-directed its focus from mineral mining to the acquisition of TCS production facilities in China.  SunSi aims to acquire and develop a portfolio of high quality TCS producing facilities that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar photovoltaic (PV) energy producing panels.

Acquisition of TCS Production Facilities

The Company plans to base its Asian based operations through its 100% owned subsidiary SunSi Energies Hong Kong, Inc., a Hong Kong-based company (“SunSi HK”) which currently has no operations but has entered into a joint venture agreement to purchase 90% of Zibo Baoyun Chemical Plant (“ZBC”) in Zibo, China, a major TCS producer, as well as its related transportation company, the Zibo Baoxin Transportation Co Ltd. (“ZBT”), which transports the finished TCS product from the ZBC TCS manufacturing facility to clients across China.  The ZBC facility in Zibo currently has a production capacity of 25,000 metric tons (MT) of TCS annually.

The terms of the joint venture agreement require the Company to pay $10,000,000 USD for the acquisition of the ZBC and ZBT assets and in order to expand the current ZBC production capacity to 45,000 MT of TCS.

Additionally, the Company intends to raise an additional $6,000,000 USD to make other potential TCS manufacturing facility acquisitions and for general corporate purposes.

Zibo Baoyun Chemical Plant

ZBC was founded in February 2003 and has a current production capacity of 25,000 MT of TCS per year. TCS is the key feedstock for almost all PV solar cells and modules produced today (over 90% in 2008).

While we do not have complete assurance that we will not encounter issues that would make the ZBC acquisition unsuitable for our strategy, we feel that ZBC’s assets satisfy most or all of the criteria we have established.  If we encounter insurmountable issues in the ZBC acquisition, our board of directors will pursue the acquisition of different TCS manufacturing facilities, which may include multiple smaller TCS manufacturing facilities instead of one larger facility at a single location, or the ZBC facility.

ZBT: Transportation and Delivery

In addition to the planned acquisition of ZBC, we intend to acquire ZBT, a transportation company which transports the finished product from the chemical facility to clients across China. With a total capacity of over 160 tons, ZBT’s fleet includes over 25 vehicles, 5 of which are heavy loading equipment. ZBT holds special permits and licenses to transport dangerous goods within China. If acquired, we plan on growing the ZBT fleet of vehicles to deliver the additional TCS produced by the new expansion facility.

Results of Operations for the fiscal years ended May 31, 2009 and 2008

Revenues.  We did not earn any revenues from inception through the period ending May 31, 2009. We do not anticipate earning revenues until such time that we are able to acquire TCS manufacturing facilities and begin our planned business of producing and selling TCS.

Operating Expenses.  We incurred operating expenses for the years ended May 31, 2009 and 2008 in the amounts of $169,855 and $34,377, respectively. Operating expenses for the year ended May 31, 2009 included general and administrative expenses in the amount of $45,420 and professional fees expenses in the amount of $124,435. Operating expenses for the year ended May 31, 2008 included general and administrative expenses in the amount of $24,937 and mining exploration expenses in the amount of $9,440 pursuant to our previous business plan.  The increase in operating expenses from 2008 to 2009 is attributable to the increased cost of locating and conducting due diligence on TCS manufacturing facilities for acquisition, as compared with the operating expenses required by our previous business plan of maintaining an option for claims in the mineral mining industry.

Gross Profit (Loss). We incurred a net loss for the years ended May 31, 2009 and 2008 in the amounts of $169,855 and $34,377, respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

As of May 31, 2009, we had cash of $4,190 as our only current asset and current liabilities of $164,577. We therefore had a working capital deficit of $160,387 as of May 31, 2009.

The Company is pre-revenue and therefore to implement its business plan of acquiring TCS manufacturing facilities it will need to raise capital.  The Company believes that its existing sources of liquidity, along with cash expected to be generated from the issuance of debt and/or equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through May 31, 2010. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading "Revenue Recognition." We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off Balance Sheet Arrangements

As of May 31, 2009, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

On August 27, 2009, the Company’s Board of Directors approved amended and restated Bylaws of the Company.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of May 31, 2009 and their present positions.

Name	Age	Position Held with the Company
Michel G. Laporte	46	President, Chief Executive Officer, and Director
Richard St-Julien	40	Vice-President, Secretary and Director
Daniel Julien	52	Chief Accounting Officer
Kebir Ratnani	58	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Michel G. Laporte, Director, President & Chief Executive Officer

Michel G. Laporte has been our President, CEO and Director since March 24, 2009.  Prior to this he served as a consultant over the last five years for management of assets around the world in addition to setting up Complex Business Structures combining various countries, entities and domestic as well as international jurisdictions.  He also served as a consultant for various international companines on finance and investments.  Mr. Laporte is also currently president of Methes Energies International Ltd.

Richard St-Julien, Vice President, Secretary & Chief Legal Officer

Richard ST-Julien has been our VP, Secretary and Director since March 24, 2009.  He holds a Bachelor of Law from the University of Ottawa.  Over the last five years, he has been practicing as an attorney in the areas of Commercial and International Law and advises various companies on financing and other corporate matters.  Simultaneously, he has been involved in numerous business ventures as entrepreneur in Canada, in the United States as well as in other countries.

Kébir Ratnani, Director.

Mr. Ratnani has been our Director since March 24, 2009.  He possesses 30 years of experience in the natural gas, electricity, windmill, waste water and water sectors.  Since 2000, he joined SNC-Lavalin International, one of the leading engineering and construction groups in the world and a major player in the ownership of infrastructure and in the provision of operations and maintenance services, as Senior Vice-President.  He is responsible for water, energy and infrastructure projects in Africa, the Middle East and Latin America. Mr. Ratnani serves on the board of Sofame Technologies Inc.

Daniel Julien, Chief Accounting Officer.

Daniel Julien has been our Chief Accounting Officer since March 24, 2009.  Mr. Julien holds a Bachelor of Business Administration from the University of Ottawa, a Bachelor of Accountant Science from the University of Quebec in Montreal and a member of Chartered Accountant institute.  Since 1985, he has been a practicing accountant in the areas of commercial and industrial businesses. Since February 2009 Mr. Julien has been employed by Methes Energies International Ltd from New York, US  as an Assistant CFO.

Director Independence

As a Company with its common stock listed on the OTCBB, the Company does not have a director independence requirement.

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

Adverse Proceedings

There exists no material proceeding to which any director or officer is a party adverse to the Company or has a material interest adverse to the Company.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.

Financial Expert

The Board has determined that the Company does not have a financial expert serving on its Board as audit committee.  The Company plans to retain a financial expert for its audit committee, once formed, as soon as practicable.

Nominating Committee

The Board of Directors does not have a standing nominating committee or any committee performing similar functions. As there are only three Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the nomination and review of potential Director candidates. It is the view of the Board that the participation of all Directors in the duties of a nominating committee ensures as comprehensive as possible a review of Director candidates.

The Board does not have any formal policy regarding the consideration of director candidates recommended by shareholders; any recommendation would be considered on an individual basis. The Board believes this is appropriate due to the lack of such recommendations made in the past, and its ability to consider the establishment of such a policy in the event of an increase of such recommendations. The Board welcomes properly submitted recommendations from shareholders and would evaluate shareholder nominees in the same manner that it evaluates a candidate recommended by other means. Shareholders may submit candidate recommendations by mail to the Company’s corporate office address. With respect to the evaluation of director nominee candidates, the Board has no formal requirements or minimum standards for the individuals that it nominates. Rather, the Board considers each candidate on his or her own merits. However, in evaluating candidates, there are a number of factors that the Board generally views as relevant and is likely to consider, including the candidate’s professional experience, his or her understanding of the business issues affecting the Company, his or her experience in facing issues generally of the level of sophistication that the Company faces, and his or her integrity and reputation. With respect to the identification of nominee candidates, the Board has not developed a formalized process. Instead, its members and the Company’s senior management have recommended candidates whom they are aware of personally or by reputation.

Code of Ethics

As of May 31, 2009, we had not adopted a Code of Ethics, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We intend to adopt a Code of Ethics as soon as practicable.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended May 31, 2009. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We have not historically and do not currently compensate our executive officers, however, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended May 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Howie, Ex-President, CEO and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Marilyn Zimmerman, Ex-Secretary, Treasurer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Michel LaPorte, CEO and Director	2009	0	0	0	0	0	0	0	0
Richard St-Julien VP and Director	2009	0	0	0	0	0	0	0	0
Kebir Ratnani Director	2009	0	0	0	0	0	0	0	0
Daniel Julien CAO	2009	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2009, the Company has no outstanding equity awards.

Compensation of Directors

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of May 31, 2009.

Compensation Committee Interlocks and Insider Participation

The Board of Directors does not have a standing compensation committee or any committee performing a similar function. As there are only three Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the for the review of the Company's executive pay practices. It is the view of the Board that the participation of all Directors in the duties of compensation committees ensures not only as comprehensive as possible a review of executive compensation.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis herein with management; and based on the review and discussions, the Board of Directors concluded that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Board of Directors

Michel Laporte
Kebir Ratnani
Richard St-Julien

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth, as of August 21, 2009 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	World Asset Management Inc.	11,500,000	42.97%
Common Stock	Michel G. Laporte	6,000,000	22.42%
Common Stock	Richard St-Julien	0	0%
Common Stock	Kebir Ratnani	0	0%
Common Stock	Daniel Julien	0	0%
Common Stock	All Officers and Directors as a Group (one person)		22.42%
(1)	The percent of class is based on 26,760,000 shares of common stock issued and outstanding as of May 31, 2009

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

Item 14.   Principal Accounting Fees and Services

Detail of fees paid to Child, Van Wagoner & Bradshaw PLLC:

a.	Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the period ended May 31, 2009, were approximately $5,000.

b.	Audit-Related Fees: Fees billed for audit-related services were $3,000 for the fiscal year ended May 31, 2009.

c.	Tax Fees. Fees billed for tax services were $0 for the fiscal year ended May 31, 2009.

Detail of fees paid to Moore & Associates, Chartered:

a.	Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the period ended May 31, 2008, were approximately $4,250.

b.	Audit-Related Fees: Fees billed for audit-related services were $3,500 for the fiscal years ended May 31, 2008.

c.	Tax Fees. Fees billed for tax services were $0 for the fiscal year ended May 31, 2008.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

See Exhibit Index below.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSI ENERGIES INC.

By:
/s/ Michel G. Laporte
Michel G. Laporte
President, Chief Executive Officer, and Director
August 31, 2009

By:
/s/ Daniel Julien
Daniel Julien
Chief Accounting Officer
August 31, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
August 31, 2009

/s/ Richard St-Julien
Richard St-Julien
Secretary and Director
August 31, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Company
10.1	Joint Venture Agreement
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index to Financial Statements

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Consolidated Balance Sheets as of May 31, 2009 and 2008

F-3	Consolidated Statements of Operations for years ended May 31, 2009 and 2008, and from inception

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for years ended May 31, 2009 and 2008, and from inception

F-5	Consolidated Statements of Cash Flows for years ended May 31, 2009 and 2008, and from inception

F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
SunSi Energies Inc. (formerly Bold View Resources, Inc.)

We have audited the accompanying consolidated balance sheets of SunSi Energies Inc. ( a Nevada development  stage  company) as of May 31, 2009 and 2008, and the related consolidated statements of operations,  stockholders’  equity  (deficit), and cash flows for the  years ended May 31, 2009 and 2008, and for the period from inception on January 30, 2007 through May 31, 2009.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these  consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of SunSi Energies Inc. as of  May 31, 2009 and 2008, and the results of its operations,   and its cash flows for the  years ended May 31, 2009 and 2008, and for the period of January 30, 2007 (date of inception)  through  May 31, 2009,  in conformity with accounting principles generally accepted in the United States of America.

The consolidated  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated  financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
August  26, 2009

SUNSI ENERGIES INC. Formerly BOLD VIEW RESOURCES, INC. (A Development Stage Company) Consolidated Balance Sheets
	May 31,
	2009	2008
Current Assets
Cash	$4,190	$705

Total Current Assets	4,190	705

Total Assets	$4,190	$705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$143,741	$4,813
Accounts payable – related party	20,836	-
Total Current Liabilities	164,577	4,813

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 26,760,000 issued and outstanding in 2009 and 2008	26,760	26,760
Additional paid in capital	24,816	11,240
Deficit accumulated during development stage	(211,963)	(42,108)
Total Stockholders’ Equity (Deficit)	(160,387)	(4,108)

Total Liabilities And Stockholders’ Equity (Deficit)	$4,190	$705

The accompanying notes are an integral part of these consolidated financial statements.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	Year Ended May 31, 2009	Year Ended May 31, 2008	From Inception (January 30, 2007) to May 31, 2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
Mining exploration	-	9,440	9,440
Professional fees	124,435	-	124,435
General and administrative	45,420	24,937	78,088

	169,855	34,377	211,963

(Loss)	(169,855)	(34,377)	(211,963)
Income tax benefit	-	-	-

Net (Loss)	$(169,855)	$(34,377)	$(211,963)

Net (Loss) Per Common Share Basic and Diluted	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	26,760,000	26,760,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From Inception to May 31, 2009

	Common Stock
	Shares	Amount	Additional paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance at inception on January 30, 2007	-	$-	$-	$-	$-

Issuance of common stock in March 2007 for cash at $0.0001 per share	18,000,000	18,000	(16,500)	-	1,500

Issuance of common stock in March 2007 for cash at $0.004 per share	4,080,000	4,080	12,920	-	17,000

Issuance of common stock in April 2007 for cash at $0.004 per share	4,680,000	4,680	14,820	-	19,500

Loss to May 31, 2007				(7,731)	(7,731)

Balance at May 31, 2007	26,760,000	26,760	11,240	(7,731)	30,269

Loss to May 31, 2008	-	-	-	(34,377)	(34,377)

Balance at May 31, 2008	26,760,000	26,760	11,240	(42,108)	(4,108)

Capital contribution by officer	-	-	13,576	-	13,576

Loss to May 31, 2009	-	-	-	(169,855)	(169,855)

Balance at May 31, 2009	26,760,000	$26,760	$24,816	$(211,963)	$(160,387)

The accompanying notes are an integral part of these consolidated financial statements.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended May 31, 2009	Year Ended May 31, 2008	From Inception (January 30, 2007) to May 31, 2009
OPERATING ACTIVITIES
Net income (loss) for the period	$(169,855)	$(34,377)	$(211,963)
Adjustments to reconcile net loss to net cash provided
by (used in) operations	-	-	-

Changes in operating assets and liabilities:
Accounts payable	138,928	(2,611)	143,741
Accounts payable – related party	20,836	-	20,836
Net Cash flow provided by (used in) operating activities	(10,091)	(36,988)	(47,386)

Investing activities	-	-	-
Net cash provided by investing activities	-	-	-
Financing Activities
Issuance of common stock	-	-	38,000
Capital contributions	13,576	-	13,576
Net cash provided by financing activities	13,576	-	51,576

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,485	(36,988)	4,190
Cash and cash equivalents at beginning of period	705	37,693	-

CASH & CASH EQUIVALENTS AT END OF PERIOD	$4,190	$705	$4,190

Supplemental disclosures of cash flow information Cash paid during period for
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

1    Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 30, 2007.  The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.

These consolidated financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $211,963.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

2.   Summary of Significant Accounting Policies

       a)      Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars.  The Company’s fiscal year-end is May 31.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd. which had no activity through May 31, 2009 other than incorporation and start-up costs.

b)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

c)    Financial Instruments

The carrying value of cash approximates their fair value because of the short-term maturity of these instruments.  The company’s operations are in Canada and virtually all of its assets are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

d)    Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash.  Cash is deposited with a high quality credit institution.

e)    Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 as of its inception.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

f)     Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

3.   The Effect of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

3.     The Effect of Recently Issued Accounting Standards (continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

3.     The Effect of Recently Issued Accounting Standards (continued)

The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning June 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning June 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

3.     The Effect of Recently Issued Accounting Standards (continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning June 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

3.     The Effect of Recently Issued Accounting Standards (continued)

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

3.     The Effect of Recently Issued Accounting Standards (continued)

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of June 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009 the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether another-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

3.     The Effect of Recently Issued Accounting Standards (continued)

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

3.     The Effect of Recently Issued Accounting Standards (continued)

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

4.      Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred a net operating loss of $211,963, which expires in 2028.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at May 31, 2009, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

4.      Income Taxes (continued)

May 31, 2009
$

Net Operating Loss	211,963
Statutory Tax Rate	35%
Effective Tax Rate	---
Deferred Tax Asset	74,187
Valuation Allowance	(74,187)

Net Deferred Tax Asset	---

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on June 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at May 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at May 31,  2009 or 2008.

5.       Stockholders’ Equity

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 26,760,000 shares of common stock issued and outstanding as of May 31, 2009.  On March 24, 2009, the Board of Directors approved a 12-for-1 forward stock split.  The split has been reflected in the consolidated financial statements for all periods presented.

SUNSI ENERGIES INC.
Formerly BOLD VIEW RESOURCES, INC.
(A Development Stage Company)
Notes to consolidated financial statements
May 31, 2009
(Expressed in U.S. dollars)

6.              Related Party Transactions

At May 31, 2009, the Company owes $20,836 to an entity owned by the Company’s Chief Accounting Officer.  The amount owed is for expenses paid on behalf of the Company.

7.      Commitments

SunSi Energies Inc. entered into an engagement agreement for advisory and consulting services on a non-exclusive basis to obtain equity capital.  In the event that the Company completes a financing from a funding source provided by the consultant, then the consultant will receive a Finders or referral fee at closing of seven percent (7%) of the amount received by the Company.  The financing sought is in the amount of $16,000,000 in equity.  The potential amount of fee paid can be in the amount of $1,120,000.  The Consultant will be paid at closing directly from the funding source.  The terms and condition of financing are subject to Company approval.

8.      Other Events and subsequent events

The Company incorporated on April 7th 2009 a wholly-owned subsidiary in Hong Kong  in the name of “SunSi Energies Hong Kong Ltd.” and this Company has entered into Two (2)  Joint Venture Agreements with a Chinese Company respectively on June 18 and June 19, 2009. Upon completion and satisfaction of due diligence SunSi Energies Hong Kong has committed to invest a total of 10,000,000US$ in exchange for 90% of the capital stock in the newly formed PRC Joint Venture Company who will have received all of the assets, expertise and technology of an existing Trichlorosilane (TCS) production facility in Zibo, China, as well as its affiliated trucking and transportation company, which delivers TCS from the production facility to existing clients within China. The company will be engaged in the production of TCS, a chemical that is primarily used in the production of polysilicon, with a current production capacity of 25,000 metric tons of TCS per year.

Other than incorporation and start-up costs,.SunSi Energies Hong Kong had no activity from the date of incorporation through May 31, 2009.

The Company has evaluated subsequent events from the balance sheet date through August 25, 2009, and has found no other items that require disclosure.