Form 10-Q
period 2009-08-31
SunSi Energies Inc.
filed 2009-10-15
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-145910

SunSi Energies Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Main Street, Suite 309 Brooklyn, New York
(Address of principal executive offices)

646-205-0291
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-Accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,760,000 common shares as of August 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Interim Unaudited Consolidated Balance Sheets as of August 31, 2009 and May 31, 2009;

F-2	Interim Unaudited Consolidated Statement of Operations and comprehensive (Loss) for the three months ended August 31, 2009 and August 31, 2008 and from inception to August 31, 2009;

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2009 and August 31, 2008 and from inception to August 31, 2009;

F-4	Notes to Interim Unaudited Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

SUNSI ENERGIES INC.
 (A Development Stage Company)
Interim Consolidated Balance Sheets

	August 31, 2009 (Unaudited)	May 31, 2009

Current assets:
Cash	$12,277	$4,190

Total current assets	12,277	4,190

Total assets	$12,277	$4,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$92,266	$143,741
Advances payable	221,901
Accounts payable-related party	20,836	20,836

Total current liabilities	335,003	164,577

Stockholders’ equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 26,760,000 issued and outstanding at August 31 and May 31, 2009	26,760	26,760
Additional paid in capital	24,816	24,816
Accumulated deficit	(374,302)	(211,963)

Total stockholder’s equity (deficit)	(322,726)	(160,387)

Total liabilities and stockholders' equity (Deficit)	$12,277	$4,190

The accompanying notes make up an integral part of these financial statements

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Interim Consolidated Statements of Operations and Comprehensive (Loss) (Unaudited)

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	From inception (January 30, 2007) to August 31, 2009

REVENUE	$-	$-	$-

OPERATION
Mining exploration	-	-	9,440
Professional fees	158,406	-	282,841
General and administrative	3,933	5,747	82,021

	162,339	5,747	374,302

(Loss)	(162,339)	(5,747)	(374,302)
Income tax benefit	-	-	-

Net (Loss)	$(162,339)	$(5,747)	$(374,302)

Net (Loss) Per Common Share Basic and Diluted	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	26,760,000	26,760,000

The accompanying notes make up an integral part of these financial statements

SUNSI ENERGIES INC.
 (A Development Stage Company)
Interim Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	From Inception (January 30, 2007) to August 31, 2009

OPERATING ACTIVITIES
Net income (loss) for the period	$(162,339)	$(5,747)	$(374,302)
Adjustments to reconcile net loss to net cash provided by (used in) operations	-	-	-

Changes in operating assets and liabilities:
Accounts payable	51,475	5,481	92,266
Accounts payable-related party	-	-	20,836

Net cash provided by (used in) operating activities	213,814	(266)	(261,200)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Issuance of common stock	-	-	38,000
Advances Payable	221,901		221,901
Capital contributions	-	-	13,576

Net cash provided by financing activities	221,901	-	273,477

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,087	(266)	12,277
Cash and cash equivalents at beginning of period	4,190	705	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$12,277	$439	$12,277

Supplemental disclosures of cash flow information
Cash paid during period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes make up an integral part of these financial statements

SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated financial statements
For Three Months Ended August 31, 2009
(Expressed in U.S. dollars)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2009 audited consolidated financial statements.  The results of operations for the periods ended August 31, 2009 and August 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

The Company has incurred losses since inception resulting in an accumulated deficit of $374,302.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars.  The Company’s fiscal year-end is May 31.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through August 31, 2009 other than incorporation and start-up costs.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated financial statements
For Three Months Ended August 31, 2009
(Expressed in U.S. dollars)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated financial statements
For Three Months Ended August 31, 2009
(Expressed in U.S. dollars)

NOTE 4 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company adopted this statement beginning June 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued SFAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning June 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated financial statements
For Three Months Ended August 31, 2009
(Expressed in U.S. dollars)

NOTE 4 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated financial statements
For Three Months Ended August 31, 2009
(Expressed in U.S. dollars)

NOTE 4 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

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

NOTE 5 – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred a net operating loss of $374,302, which expires in 2029.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at August 31, 2009, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

August 31, 2009
$

Net Operating Loss	374,302
Statutory Tax Rate	35%
Effective Tax Rate	---
Deferred Tax Asset	131,006
Valuation Allowance	(131,006)

Net Deferred Tax Asset	---

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on  June  1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at August 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31,  2009 or 2008.

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated financial statements
For Three Months Ended August 31, 2009
(Expressed in U.S. dollars)

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 26,760,000 shares of common stock issued and outstanding as of August 31, 2009.  On March 24, 2009, the Board of Directors approved a 12 for 1 forward stock split.  The split has been reflected in the consolidated financial statements for all periods presented.

NOTE 7 – RELATED PARTY TRANSACTIONS

At August 31, 2009, the Company owes $20,836 to an entity owned by the Company’s Chief Accounting Officer.  The amount owed is for expenses paid on behalf of the Company.

NOTE 8 – COMMITMENTS

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

NOTE 9 – OTHER EVENTS

The Company incorporated  on April 7th 2009 a wholly-owned subsidiary in Hong Kong  in the name of “SunSi Energies Hong Kong Limited” and this Company has entered into Two (2)  Joint Venture Agreements with a Chinese Company respectively on June 18 and June 19, 2009. Upon completion and satisfaction of due diligence SunSi Energies Hong Kong has committed to invest a total of 10,000,000US$ in exchange for 90% of the capital stock in the newly formed PRC  Joint Venture Company who will have received all of the assets, expertise and technology of an existing Trichlorosilane (TCS) production facility in Zibo, China, as well as its affiliated trucking and transportation company, which delivers TCS from the production facility to existing clients within China. The company will be engaged in the production of TCS, a chemical that is primarily used in the production of polysilicon, with a current production capacity of 25,000 metric tons of TCS per year.

SunSi Energies Hong Kong had no activity from the date of incorporation through August 31, 2009, other than incorporation and start-up costs.

NOTE 10 – SUBSEQUENT EVENTS

In September 2009, the Company entered into a subscription receivable for a total of $25,000 at $2.00 per share for a total of 12,500 shares, and  on September 24, 2009 such amount of $25,000 was received by the Company.

The Company has evaluated subsequent events from the balance sheet date through October 14, 2009, and has found no other items that require disclosure.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements in this quarterly report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

The Company has re-directed its focus from mineral mining to the acquisition of Trichlorosilane (TCS) production facilities in China.  SunSi aims to acquire and develop a portfolio of high quality TCS producing facilities that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar photovoltaic (PV) energy producing panels.

Acquisition of TCS Production Facilities

The Company plans to base its Asian operations through its 100% owned subsidiary SunSi Energies Hong Kong, Inc., a Hong Kong-based company (“SunSi HK”) which currently has no operations but has entered into a joint venture agreement to purchase 90% of Zibo Baoyun Chemical Plant (“ZBC”) in Zibo, China, a major TCS producer, as well as its related transportation company, the Zibo Baoxin Transportation Co Ltd. (“ZBT”), which transports the finished TCS product from the ZBC TCS manufacturing facility to clients across China.  The ZBC facility in Zibo currently has a production capacity of 25,000 metric tons (MT) of TCS annually.

The terms of the joint venture agreement require the Company to raise and pay $10,000,000 USD for the acquisition of the ZBC and ZBT assets and to expand the current ZBC production capacity to 45,000 MT of TCS.

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

ZBT: Transportation and Delivery

In addition to the planned acquisition of ZBC, we intend to acquire ZBT, a transportation company which transports the finished product from the ZBC chemical facility to clients across China. With a total capacity of over 160 tons, ZBT’s fleet includes over 25 vehicles, 5 of which are heavy loading equipment. ZBT holds special permits and licenses to transport dangerous goods within China. If acquired, we plan on growing the ZBT fleet of vehicles to deliver the additional TCS produced by the new expansion facility.

Results of Operations for the three months ended August 31, 2009 and 2008

Revenues.  We did not earn any revenues for the three months ended August 31, 2009 and 2008, or from inception through the period ending August 31, 2009. We do not anticipate earning revenues until such time that we are able to acquire TCS manufacturing facilities and begin our planned business of producing and selling TCS.

Operating Expenses.  We incurred operating expenses for the three months ended August 31, 2009 and 2008 in the amounts of $162,339 and $5,747, respectively. Operating expenses for the three months ended August 31, 2009 included general and administrative expenses in the amount of $3,933 and professional fees expenses in the amount of $158,406. Operating expenses for the three months ended August 31, 2008 included general and administrative expenses in the amount of $5,747.  The increase in operating expenses from 2008 to 2009 is attributable to the increased cost of locating and conducting due diligence on TCS manufacturing facilities for acquisition, as compared with the operating expenses required by our previous business plan of maintaining an option for claims in the mineral mining industry.

Gross Profit (Loss).  We incurred a net loss for the three months ended August 31, 2009 and 2008 in the amounts of $162,339 and $5,747, respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

As of August 31, 2009, we had cash of $12,277 as our only current asset and current liabilities of $335,003. We therefore had a working capital deficit of $322,726 as of August 31, 2009.

The Company is pre-revenue and therefore to implement its business plan of acquiring TCS manufacturing facilities it will need to raise capital.  The Company believes that its existing sources of liquidity, along with cash expected to be generated from the issuance of debt and/or equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through May 31, 2010. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its planned future operations.

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

Off Balance Sheet Arrangements

As of August 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In September 2009 the Company entered into a subscription agreement for the sale of 12,500 shares of its common stock in a private offering to one accredited investor for a total receivable of $25,000.  On September 24, 2009 the amount of $25,000 was received by the Company. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2009.

Item 5.     Other Information

On August 27, 2009 the Company’s Board of Directors ratified the appointment of Daniel Julien as Company Chief Accounting Officer effective March 24, 2009.

Mr. Julien, 51, holds a Bachelor of Business Administration from the University of Ottawa and a Bachelor of Accountant Science from the University of Quebec in Montreal.  Mr. Julien is a member of the Chartered Accountant institute.  Mr. Julien has also been employed by Methes Energies International Ltd. as its Chief Financial Officer since June 2007.  Prior to joining SunSi, Mr. Julien provided accounting services to a number of private and public companies.  From May 2003 to November 2005, Mr. Julien was employed by Citrus Technologies Inc. as Chief Financial Officer and also served as a director.  From October 2003 to October 2007, Mr. Julien was employed by Terra Nostra Technology Inc. as Chief Financial Officer and also served as a director.

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
October 14, 2009

By:
/s/ Daniel Julien
Daniel Julien
Chief Accounting Officer
October 14, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
October 14, 2009

/s/ Richard St-Julien
Richard St-Julien
Secretary and Director
October 14, 2009