Form 10-Q
period 2009-11-30
SunSi Energies Inc.
filed 2010-01-14
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,072,500 common shares as of November 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheet as of May 31, 2009; and Unaudited Interim Balance Sheet as of November 30, 2009;

F-2
Interim Unaudited Consolidated Statement of Operations and Comprehensive (Loss) for the Three  Months and for the Six Months ended November 30, 2009 and November 30, 2008  and from inception to November 30, 2009;

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2009 and November 30, 2008 and from inception to November 30, 2009;

F-4	Notes to Interim Unaudited Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SUNSI ENERGIES INC.
 (A Development Stage Company)
Interim Consolidated Balance Sheets

	November 30, 2009 (Unaudited)	May 31, 2009

Current assets:
Cash	$526,032	$4,190

Total current assets	526,032	4,190

Total assets	$526,032	$4,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$215,152	$143,741
Advances payable	265,651	-
Advances payable-related party	20,836	20,836

Total current liabilities	501,639	164,577

Stockholders’ equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 27,072,500 issued and outstanding at November 30 and 26,760,000 at May 31, 2009	27,072	26,760
Additional paid in capital	649,504	24,816
Accumulated deficit	(652,183)	(211,963)

Total stockholder’s equity (Deficit)	24,393	(160,387)

Total liabilities and stockholders' equity (Deficit)	$526,032	$4,190

The accompanying notes make up an integral part of these financial statements

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Interim Consolidated Statements of Operations and Comprehensive (Loss) (Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		From inception (January 30, 2007) to November 30,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$-

OPERATION
Mining exploration	-	-	-	-	9,440
Professional fees	275,332	-	433,738	-	558,173
General and administrative	2,549	6,563	6,482	12,310	84,570

	277,881	6,563	440,220	12,310	652,183

(Loss)	(277,881)	(6,563)	(440,220)	(12,310)	(652,183)
Income tax benefit	-	-	-	-	-

Net (Loss)	$(277,881)	$(6,563)	$(440,220)	$(12,310)	$(652,183)
				-
Net (Loss) Per Common Share Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	26,894,478	26,760,000	26,826,871	26,760,000

The accompanying notes make up an integral part of these financial statements

SUNSI ENERGIES INC.
 (A Development Stage Company)
Interim Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008	From Inception (January 30, 2007) to November 30, 2009

OPERATING ACTIVITIES
Net income (loss) for the period	$(440,220)	$(12,310)	$(652,183)
Adjustments to reconcile net loss to net cash provided by (used in) operations	-	-	-

Changes in operating assets and liabilities:
Accounts payable	71,411	3,990	215,152
Advances payable-related party	-	-	20,836

Net cash provided by (used in) operating activities	(368,809)	(8,320)	(416,195)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Issuance of common stock	625,000	-	663,000
Advances payable	265,651	8,000	265,651
Capital contributions	-	-	13,576

Net cash provided by financing activities	890,651	8,000	942,227

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	521,842	(320)	526,032
Cash and cash equivalents at beginning of period	4,190	705

CASH & CASH EQUIVALENTS AT END OF PERIOD	$526,032	$385	$526,032

Supplemental disclosures of cash flow information
Cash paid during period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes make up an integral part of these financial statements

SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2009 audited consolidated financial statements.  The results of operations for the periods ended November 30, 2009 and November 30, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

The Company has incurred losses since inception resulting in an accumulated deficit of $652,183.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars.  The Company’s fiscal year-end is May 31.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through November 30, 2009 other than incorporation, legal fees and start-up costs.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted FASB ASC 740 as of its inception.  Pursuant to FASB ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Revenue Recognition

The Company is a development stage entity and has not recognized any revenues since inception. The Company is in the process of acquiring a facility in China that produces trichlorosilane (TCS) and certain byproducts.   In the event this acquisition is successfully consummated the Company will generate revenues from the sales of TCS and certain by products. Revenue will be recognized when all of the following elements are satisfied (i) there are no uncertainties regarding customer acceptance;(ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

NOTE 4 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated
Financial Statements

NOTE 5   ADVANCES PAYABLE

During the period from June 1, 2009 to November 30, 2009 the Company received advances  amounting to $265,561 from two non-affliate stockholders to help fund the operations of the Company until proceeds were received from the Company’s  stock Offering. See notes to the Unaudited Consolidated Financial Statements, Note 7  Stockholders’ Equity, and Note 11 Subsequent Events. The advances were made to the Company on an interest free basis. Therefore no interest has been accrued in the Company’s financial statements. These advances are expected to be repaid in the first quarter of 2010.

NOTE 6 – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred a net operating loss of $652,183, which expires in 2029.  Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at November 30, 2009, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

November 30, 2009

Net Operating Loss	$652,183
Statutory Tax Rate	35%
Effective Tax Rate	—
Deferred Tax Asset	228,264
Valuation Allowance	$(228,264)

Net Deferred Tax Asset	—

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at November 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30,  2009 or 2008.

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated
Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 27,072,500 shares of common stock issued and outstanding as of November 30, 2009.  On March 24, 2009, the Board of Directors approved a 12 for 1 forward stock split.  The split has been reflected in the consolidated financial statements for all periods presented.

The Company is conducting a private placement of its common stock at a price of $2.00 per share with a maximum issuance of 8,000,000 shares  (‘Offering’).  During the quarter ended November 30, 2009, the company accepted subscriptions agreements from investors and correspondingly issued 312,500 shares of its common stock pursuant to the Offering, and received $625,000 in gross proceeds.

NOTE 8 – RELATED PARTY TRANSACTIONS

At November 30, 2009, the Company owes $20,836 to an entity owned by the Company’s Chief Accounting Officer.  The amount owed is for expenses paid on behalf of the Company.

NOTE 9 – COMMITMENTS

SunSi Energies Inc. entered into various engagement agreements for advisory and consulting services on non-exclusive basis to obtain equity capital.  In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company.  The financing sought is in the amount of $16,000,000 in equity.  The maximum potential amount of finders fees that can be paid amounts to$1,600,000. In addition there are legal fees associated with each transaction.  The Consultant will be paid at closing directly from the proceeds of the financing. The terms and conditions of financing are subject to Company approval.

NOTE 10 – OTHER EVENTS

The Company incorporated on April 7, 2009 a wholly-owned subsidiary in Hong Kong  in the name of “SunSi Energies Hong Kong Limited” and this Company has entered into two (2)  Joint Venture Agreements with a Chinese Company respectively on June 18 and June 19, 2009. Upon completion and satisfaction of due diligence SunSi Energies Hong Kong has committed to invest a total of 10,000,000US$ in exchange for 90% of the capital stock in the newly formed PRC  Joint Venture Company who will have received all of the assets, expertise and technology of an existing Trichlorosilane (TCS) production facility in Zibo, China, as well as its affiliated trucking and transportation company, which delivers TCS from the production facility to existing clients within China. The company will be engaged in the production of TCS, a chemical that is primarily used in the production of polysilicon, with a current production capacity of 25,000 metric tons of TCS per year.

SunSi Energies Hong Kong had no activity from the date of incorporation through November 30, 2009 other than incorporation, legal fees and start-up costs.

 SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated
Financial Statements

NOTE 11 – SUBSEQUENT EVENTS

On December 12, 2009, SunSi Energies, Inc. through its wholly-owned subsidiary SunSi Energies Hong Kong Limited (“SunSi HK”) entered into an Exclusive Distribution Framework Agreement with Zibo Baokai Commerce and Trade Co., Ltd. and Zibo Baoyun Chemical Plant (“Agreement”). Pursuant to the terms of the Agreement SunSi HK will be the exclusive distributor of Zibo Baoyun Chemical Plant’s trichlorisane production for sales outside of the People’s Republic of China for an initial period of 18 months with a subsequent 18 months term available at SunSi HK’s option.

On December 18, 2009, the Company entered into a subscription agreement for the sale of 2,500,000 shares of its common stock in the Offering with one accredited investor for a total receivable of $5,000,000.  As of January 14, 2010, the Company has not yet received the amount of $5,000,000, and has not issued such shares

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Overview

The Company is in the business of acquiring TCS production facilities and distribution rights in China.  SunSi aims to acquire and develop a portfolio of high quality TCS producing facilities that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar photovoltaic (PV) energy producing panels.

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

The terms of the joint venture agreement require the Company to raise and pay $10,000,000  for the acquisition of the ZBC and ZBT assets and to expand the current ZBC production capacity to 45,000 MT of TCS.

Additionally, the Company intends to raise an additional $6,000,000  to make other potential TCS manufacturing facility acquisitions and for general corporate purposes.

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

ZBC Distribution Rights

As the Company proceeds to meet the conditions to close the acquisition of ZBC, on December 12, 2009, SunSi HK  entered into an Exclusive Distribution Framework Agreement with Zibo Baokai Commerce and Trade Co., Ltd. and ZBC. Pursuant to the terms of the transaction, SunSi HK will be the exclusive distributor of ZBC Baoyun Chemical Plant’s trichlorisane production for sales outside of the People’s Republic of China for an initial period of 18 months with a subsequent 18 months term available at SunSi HK’s option.

Results of Operations for the Three Months ended November 30, 2009 and 2008

Revenues.

We did not earn any revenues for the three months ended November 30, 2009 and 2008, or from inception through the period ending November 30, 2009. We do not anticipate earning revenues until such time that we are able to acquire TCS manufacturing facilities and begin our planned business of producing and selling TCS.

Operating Expenses.

We incurred operating expenses for the three months ended November 30, 2009 and 2008 in the amounts of $277,881 and $6,563 respectively. Operating expenses for the three months ended November 30, 2009 included general and administrative expenses in the amount of $2,549 and professional fees expenses in the amount of $275,332. Operating expenses for the three months ended November 30, 2008 included general and administrative expenses in the amount of $6,563.  The increase in operating expenses from 2008 to 2009 is attributable to the increased cost of locating and conducting due diligence on TCS manufacturing facilities for acquisition, as compared with the operating expenses required by our previous business plan of maintaining an option for claims in the mineral mining industry.

Net (Loss).

We incurred a net loss for the three months ended November 30, 2009 and 2008 in the amounts of $277,881 and $6,563, respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Results of Operations for the Six Months ended November 30, 2009 and 2008

Revenues.

We did not earn any revenues for the six months ended November 30, 2009 and 2008, or from inception through the period ending November 30, 2009. We do not anticipate earning revenues until such time that we are able to acquire TCS manufacturing facilities and begin our planned business of producing and selling TCS.

Operating Expenses.

We incurred operating expenses for the six months ended November 30, 2009 and 2008 in the amounts of $440,220 and $12,310, respectively. Operating expenses for the six months ended November 30, 2009 included general and administrative expenses in the amount of $6,482 and professional fees expenses in the amount of $433,738. Operating expenses for the six months ended November 30, 2008 included general and administrative expenses in the amount of $12,310.  The increase in operating expenses from 2008 to 2009 is attributable to the increased cost of locating and conducting due diligence on TCS manufacturing facilities for acquisition, as compared with the operating expenses required by our previous business plan of maintaining an option for claims in the mineral mining industry.

Net (Loss).

We incurred a net loss for the six months ended November 30, 2009 and 2008 in the amounts of $440,220 and $12,310, respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

As of November 30, 2009, we had cash of $526,032 as our only current asset and current liabilities of $501,639. We therefore had a working capital of $24,393 as of November 30, 2009.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars.  The Company’s fiscal year-end is May 31.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through November 30, 2009 other than incorporation, legal fees and start-up costs.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted FASB ASC 740 as of its inception.  Pursuant to FASB ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Revenue Recognition

          The Company is a development stage entity and has not recognized any revenues since inception. The Company is in the process of acquiring a facility in China that produces trichlorosilane (TCS) and certain byproducts.   In the event this acquisition is successfully consummated the Company will generate revenues from the sales of TCS and certain by products. Revenue will be recognized when all of the following elements are satisfied (i) there are no uncertainties regarding customer acceptance;(ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

Off-Balance Sheet Arrangements

As of November 30, 2009, there were no off-balance sheet arrangements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In September 2009 the Company entered into a subscription agreement for the sale of 12,500 shares of its common stock as part of its current private placement (“Offering”) to one accredited investor for a total receivable of $25,000 which was received by the Company on September 24, 2009.

On November 3, 2009, The Company has accepted subscription agreements pursuant tothe Offering from investors and correspondingly issued 300,000 shares of its common stock for receipt of $600,000.

On December 18, 2009, the company entered into a subscription agreement pursuant to the Offering for the sale of 2,500,000 shares of its common stock in the Offering to one accredited investor for a total receivable of $5,000,000. As of January 14, 2010 the Company has not yet received the subscription amount of $5,000,000 and not issued the shares.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2009.

Item 5.     Other Information

None.

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
January 14, 2010

By:
/s/ Daniel Julien
Daniel Julien
Chief Accounting Officer
January 14, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani Director January 14, 2010

/s/ Richard St-Julien
Richard St-Julien Secretary and Director January 14, 2010