Form 10-Q
period 2010-02-28
SunSi Energies Inc.
filed 2010-04-13
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,110,000 common shares as of April 12, 2010.

TABLE OF CONTENTS

SUNSI ENERGIES INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SUNSI ENERGIES INC.

Page

Interim Unaudited Consolidated Financial Statements:

Consolidated Balance Sheet as of May 31, 2009; and Unaudited Interim Balance Sheet as of February 28, 2010;	F-3

Interim Unaudited Consolidated Statement of Operations and Comprehensive (Loss) for the Three Months and for the Nine Months ended February 28, 2010 and February 28, 2009 and from inception to February 28, 2010;
F-4

Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2010 and February 28, 2009 and from inception to February 28, 2010;	F-5

Notes to Interim Unaudited Consolidated Financial Statements	F-6 to F-9

SUNSI ENERGIES INC.
(A Development Stage Company)
Interim Consolidated Balance Sheets

Current assets:
Cash	$357,679	$4,190
Total current assets	357,679	4,190

Total assets	$357,679	$4,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$134,379	$143,741
Advances payable	225,981	-
Accounts payable-related party	26,291	20,836
Total current liabilities	386,651	164,577

Stockholders’ equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 27,110,000 issued and outstanding at February 28, 2010, 26,760,000 at May 31, 2009	27,110	26,760
Additional paid in capital	654,466	24,816
Accumulated deficit	(710,548)	(211,963)

Total stockholder’s equity (deficit)	(28,972)	(160,387)

Total liabilities and stockholders’ equity (Deficit)	$357,679	$4,190

The accompanying notes make up an integral part of these financial statements.

SUNSI ENERGIES INC.
(A Development Stage Company)
Interim Consolidated Statements of Operations and Comprehensive (Loss) (Unaudited)

					From Inception
	Three Months		Nine Months		(January
	Ended		Ended		30, 2007)
	February 28,		February 28,		to February 28,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

OPERATION
Mining exploration	-	-	-	-	9,440
Professional fees	52,820	-	486,558	-	610,993
General and administrative	5,545	1,971	12,027	14,281	90,115

	58,365	1,971	498,585	14,281	710,548

(Loss)	(58,365)	(1,971)	(498,585)	(14,281)	(710,548)
Income tax benefit	-	-	-	-	-

Net (Loss)	$(58,365)	$(1,971)	$(498,585)	$(14,281)	$(710,548)

Net (Loss) Per Common Share
Basic	$(0.00)	$(0.00)	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	27,075,278	26,760,000	26,908,764	26,760,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNSI ENERGIES INC.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009	From Inception (January 30, 2007) to February 28, 2010
OPERATING ACTIVITIES
Net income (loss) for the period	$(498,585)	$(14,281)	$(710,548)
Adjustments to reconcile net loss to net cash provided by (used in) operations	-	-	-

Changes in operating assets and liabilities:
Accounts payable	(9,362)	-	134,379
Accounts payable-related party	5,455	15,500	26,291

Net cash provided by (used in) operating	(502,492)	1,219	(549,878)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Issuance of common stock	700,000	-	738,000
Advances Payable	155,981		155,981
Capital contributions	-	-	13,576

Net cash provided by financing activities	855,981	-	907,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	353,489	1,219	357,679
Cash and cash equivalents at beginning of period	4,190	705	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$357,679	$1,924	$357,679

Supplemental non-cash financing activity
Accrual of finder's fee in advances payable	$70,000	$-	$70,000

Supplemental disclosures of cash flow information
Cash paid during period for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
For Nine Months Ended February 28, 2010

1.     CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2009 audited consolidated financial statements. The results of operations for the periods ended February 28, 2010 and February 28, 2009 are not necessarily indicative of the operating results for the full years.

2.     GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

The Company has incurred losses since inception resulting in an accumulated deficit of $710,548. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

3.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through February 28, 2010 other than incorporation, legal fees and start-up costs.

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

Financial Instruments

Cash is the only asset on the Company’s balance sheet. The carrying value of cash approximates its fair value because of the short-term maturity of these instruments.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
For Nine Months Ended February 28, 2010

3.     SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company is a development stage entity and has not recognized any revenues since inception. The Company is in the process of acquiring a facility in China that produces trichlorosilane (“TCS”) and certain byproducts. In the event this acquisition is successfully consummated the Company will generate revenues from the sales of TCS and certain by products. Revenue will be recognized when all of the following elements are satisfied (i) there are no uncertainties regarding customer acceptance;(ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

4.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

SUNSI ENERGIES INC.
 (A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
For Nine Months Ended February 28, 2010

5.     ADVANCES PAYABLE

During the period from June 1, 2009 to February 28, 2010 the Company received advances and accruals amounting to $225,981 from two non-affliated stockholders to help fund the operations of the Company until proceeds were received from the Company’s Stock Offering. See notes to the Unaudited Consolidated Financial Statements, Note 7 Stockholders’ Equity. The advances were made to the Company on an interest free basis. Therefore no interest has been accrued in the Company’s financial statements. These advances are expected to be repaid as of June 30, 2010.

6.     INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $710,548, which expires in 2029. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2010, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

February 28, 2010

Net Operating Loss Since Inception	$710,548
Statutory Tax Rate	35%
Effective Tax Rate	—
Deferred Tax Asset	248,692
Valuation Allowance	(248,692)

Net Deferred Tax Asset	—

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at February 28, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 28, 2010 or 2009.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
For Nine Months Ended February 28, 2010

7.     STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 27,110,000 shares of common stock issued and outstanding as of February 28, 2010. On March 24, 2009, the Board of Directors approved a 12 for 1 forward stock split. The split has been reflected in the consolidated financial statements for all periods presented.

The Company has been conducting a private placement of its common stock since September 10, 2009 at a price of $2.00 per share, with a maximum issuance of 8,000,000 shares (‘Offering’). During the quarter ended February 28, 2010, the Company accepted subscription agreements from investors and correspondingly issued 37,500 shares of its common stock pursuant to the Offering, and received $75,000 in gross proceeds. Since the start of the offering through the period ended February 28, 2010, the Company has received proceeds of $700,000.

On December 18, 2009, the Company entered into a subscription agreement for the sale of 2,500,000 shares of its common stock in the Offering with one accredited investor for a total receivable of $5,000,000. As of April 12, 2010, the Company has not yet received the amount of $5,000,000, and has not issued such shares. However, the Company believes that the $5,000,000 is collectible and will be funded by the Investor.

8.     RELATED PARTY TRANSACTIONS

At February 28, 2010, the Company owes $20,836 to an entity owned by the Company’s Controller.  The amount owed is for expenses paid on behalf of the Company. The Company also owes $5,455 to its CFO for compensation and expenses.

9.     COMMITMENTS

SunSi Energies Inc. entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The total financing sought is in the amount of $16,000,000 in equity. The maximum potential amount of fee paid that can be paid amounts to $1,600,000. These fees will be paid at closing directly from the proceeds of the financing. The terms and condition of financing are subject to Company approval.

10.   OTHER EVENTS

The Company incorporated on April 7, 2009 a wholly-owned subsidiary in Hong Kong in the name of “SunSi Energies Hong Kong Limited” (“Sunsi HK”) and the Company entered into two (2) Joint Venture Agreements with a Chinese Company respectively on June 18 and June 19, 2009. SunSi Energies Hong Kong had no activity from the date of incorporation through February 28, 2010 other than incorporation, legal fees and start-up costs.  Upon completion and satisfaction of due diligence SunSi Energies Hong Kong has committed to invest a total of $10,000,000 in exchange for 90% of the capital stock in the newly formed PRC Joint Venture Company which will have received all of the assets, expertise and technology of an existing Trichlorosilane (TCS) production facility in Zibo, China, as well as its affiliated trucking and transportation company, which delivers TCS from the production facility to existing clients within China. When the transaction closes, the Company will be engaged in the production of TCS, a chemical that is primarily used in the production of polysilicon, with a current production capacity of 25,000 metric tons of TCS per year. The Company has substantially completed its financial and operational due diligence on the facility and; is awaiting completion of certain deal requirements and documentation necessary to close the transaction. This process has taken much longer that originally anticipated by management.

Pending the closing of the transaction described above, on February 1, 2010 SunSi HK executed a Definitive Distribution Agreement with the same TCS producer that entitles SunSi the exclusive rights to distribute outside of China the TCS produced at the facility. This will enable SunSi to start earning revenues from potential European and North American clients. No revenues had been generated from the sale of TCS through the date of this report.

Currently, SunSi Energies is in the process of evaluating additional acquisition opportunities in China including one candidate with high growth potential. One of the targeted facilities comes with an off-take agreement for the sale of over 20,000 MT of TCS per year to one of China’s largest polysilicon maker.

11.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no events to disclose.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this quarterly report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: our acquisition strategy, the trichlorosilane market, the solar energy market, manufacturing environment in China, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

The Company’s business plan is to acquire TCS production facilities and distribution rights in China.  SunSi’s goal is to acquire and develop a portfolio of high quality TCS producing facilities that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar photovoltaic (PV) energy producing panels. To date the company has not completed the acquisition of any TCS facilities

Acquisition of TCS Production Facilities.

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

The terms of the joint venture agreement require the Company to raise and pay $10,000,000 for the acquisition of the ZBC and ZBT assets and to expand the current ZBC production capacity to 45,000 MT of TCS. Additionally the Company intends to raise an additional $6,000,000 to make other potential TCS manufacturing facility acquisitions and for general corporate purposes. As of February 28, 2010 the Company had received approximately $700,000 from the private placement of its equity-See Note 7 Stockholders’ Equity to the Company’s Unaudited Consolidated Financial Statements, and has a $5,000,000 stock subscription receivable that has been outstanding since December 2009. There can be no assurances that the Company will be able to raise enough proceeds to consummate the purchase of ZBC if the closing conditions are met, nor can there be any assurances that the $5,000,000 subscription receivable can be collected.  The Company has substantially completed its financial and operational due diligence on the facility and; is awaiting completion of certain deal requirements and documentation necessary to close the transaction. This process has taken much longer than originally anticipated by management.

Due to the length of time that has passed since the signing of the definitive agreement and the amounts of funds that have been raised by the Company’s offering, there can be no assurances that the transaction will close if the Company wants to proceed with the transaction. Pending the closing of the transaction described above, on February 1, 2010 SunSiHK executed a Definitive Distribution Agreement with ZBC that entitles SunSi the exclusive rights to distribute outside of China the TCS produced at the facility. This will enable SunSi to start earning revenues from potential European and North American clients. SunSi HK will be the exclusive distributor of ZBC’s production for sales outside of the People’s Republic of China for an initial period of 18 months with a subsequent 18 months term available at SunSi HK’s option. No revenues have been generated from the sale of TCS through the date of this report.

Currently, SunSi Energies is in the process of evaluating additional acquisition opportunities in China including one candidate with high growth potential. One of the targeted facilities comes with an off-take agreement for the sale of over 20,000 MT of TCS per year to one of China’s largest polysilicon makers.

Results of Operations for the Three Months ended February 28, 2010 and 2009

Revenues.

We did not earn any revenues for the three months ended February 28, 2010 and 2009, or from inception through the period ending February 28, 2010. With respect to the acquisition of ZBC, we do not anticipate earning any revenues until such time that we are able to consummate the acquisition. Pending the outcome of the acquisition process on ZBC, we expect to earn revenues from our Distribution agreement in the third quarter of 2010.

Operating Expenses.

We incurred operating expenses for the three months ended February 28, 2010 and February 28, 2009 in the amounts of $58,365 and $1,971, respectively. Operating expenses for the three months ended February 28, 2010 included general and administrative expenses in the amount of $5,545 and professional fees expenses in the amount of $52,820. Operating expenses for the three months ended February 2009 included general and administrative expenses in the amount of $1,971.  The increase in operating expenses from 2009 to 2010 is attributable to the increased cost of locating and conducting due diligence on TCS manufacturing facilities for acquisition, as compared with the operating expenses required by our previous business plan of maintaining an option for claims in the mineral mining industry.

Net (Loss).

We incurred a net loss for the three months ended February 28, 2010 and 2009 in the amounts of $58,365 and $1,971, respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Results of Operations for the Nine Months ended February 28, 2010 and 2009

Revenues.

We did not earn any revenues for the nine months ended February 28, 2010 and 2009, or from inception through the period ending February 28, 2010.  Pending the outcome of the acquisition process on ZBC, we expect to earn revenues from our Distribution Agreement in the third quarter of 2010.

Operating Expenses.

We incurred operating expenses for the nine months ended February 28, 2010 and 2009 in the amounts of $498,585 and $14,281, respectively. Operating expenses for the nine months ended February 28, 2010 included general and administrative expenses in the amount of $12,027 and professional fees expenses in the amount of $486,558. Operating expenses for the nine months ended February 28, 2009 included general and administrative expenses in the amount of $14,281.  The increase in operating expenses from 2009 to 2010 is attributable to the increased cost of locating and conducting due diligence on TCS manufacturing facilities for acquisition, as compared with the operating expenses required by our previous business plan of maintaining an option for claims in the mineral mining industry.

Net (Loss).

We incurred a net loss for the nine months ended February 28, 2010 and 2009 in the amounts of $498,585 and $14,281 respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

As of February 28, 2010, we had cash of $357,679  as our current assets and current liabilities of $386,651. We therefore had a working capital deficit of $28,972 as of February 28, 2010.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars.  The Company’s fiscal year-end is May 31.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through February 28, 2010 other than incorporation, legal fees and start-up costs.

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

Financial Instruments

Cash is the only asset on the Company’s balance sheet. The carrying value of cash approximates its fair value because of the short-term maturity of these instruments.

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

Off-Balance Sheet Arrangements

As of February 28, 2010, there were no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In September 2009 the Company commenced a private placement of its common stock at a price of $2.00 per share (“Offering”).

On December 18, 2009, the Company entered into a subscription agreement pursuant to the Offering for the sale of 2,500,000 shares of its common stock in the Offering to one accredited investor for a total receivable of $5,000,000. As of April 12, 2010 the Company has not yet received the subscription amount of $5,000,000 and not issued the shares.

On February 16, 2010, the Company accepted subscription agreements pursuant to the Offering from investors and correspondingly issued 12,500 shares of its common stock for receipt of $25,000.

On February 24, 2010, the Company has accepted subscription agreements pursuant to the Offering from investors and correspondingly issued 25,000 shares of its common stock for receipt of $50,000.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

Item 3.     Defaults upon Senior Securities

None

Item 4.     [REMOVED AND RESERVED]

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

SUNSI ENERGIES INC.

By:
/s/
Michel G. Laporte
President, Chief Executive Officer, and Director
April 13, 2010

By:
/s/
David Natan
Chief Financial Officer
April 13, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/
Kebir Ratnani
Director
April 13, 2010

/s/
Richard St-Julien
Secretary and Director
April 13, 2010