Form 10-K
period 2010-05-31
SunSi Energies Inc.
filed 2010-08-30
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,931,250

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  27,431,000 as of August 16, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I
Item 1.   Business

In General

The company (“Company”, or “SunSi”, or “we”, “us”, “our”) incorporated in Nevada on January 30, 2007.  On March 24, 2009, the Company changed its name to SunSi Energies Inc. (fka Bold View Resources, Inc.) and changed its business focus to the acquisition of Trichlorosilane (“TCS”) production facilities in China. TCS is a key raw materials required in the solar photovoltaic industry.  Our principal executive office is currently located in Brooklyn, New York and our website is www.sunsienergies.com.  Our common stock trades on the Over the Counter Bulletin Board under the ticker symbol “SSIE”.

SunSi is positioned to take advantage of one of the fastest growing trends and markets in the world today – the clean and renewable alternative energy market – specifically the solar energy market. SunSi’s goal is to acquire and develop a portfolio of high quality TCS distribution rights and production facilities that are strategically located and possess a potential for future growth and expansion. Relatively unknown, but essential to the solar energy industry, TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar photovoltaic (“PV”) energy producing panels.

SunSi, through our wholly-owned subsidiary SunSi Energies Hong Kong Limited, a Hong Kong company (“SunSi HK”), plans to acquire Chinese TCS production facilities and distribution rights.

We believe that there will be growth in TCS demand and its geographic distribution throughout the world markets. Our objective is to buy TCS production facilities and increase their plant capacity after acquisition to a total capacity of over 125,000 metric tons (MT) within the next three years. Additionally, whenever possible we will also acquire distribution rights for TCS. We have already identified North America and Europe as high potential markets for its TCS. Countries, such as Germany and Spain, have led the demand for solar PV in recent years, while the United States is expected to experience a significant growth before 2012 in the renewable energy and solar markets. In addition, SunSi expects to become a key supplier to the emerging Chinese and Asian polysilicon and solar energy markets.

Acquisition of Zibo Baokai Commerce and Trade Co. and Zibo Baokai Chemical Plant Distribution Rights

Recently, we determined that despite our best efforts over the past year, we could not acquire as planned the TCS production factory at Zibo (“ZBC”) on terms that would be beneficial to SunSi’s shareholders; therefore we discontinued our efforts to acquire ZBC and instead obtained distribution rights to all of ZBC’s TCS production in the following manner:

On December 12th 2009, SunSi HK secured the exclusive distribution rights for ZBC TCS for the international market. At this time, exportation of TCS out of China is minimal, as most of the Chinese production is used to supply the country’s demand. SunSi has already identified several potential foreign buyers, which would allow for higher margins. The lower cost of production in China is advantageous when competing over the globe; one that SunSi intends to capitalize on to not only increase its profits, but also its global client base. To date the Company has not recorded any revenue from these distribution rights.

On April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai Commerce and Trade Co. (“Zibo Baokai”). At the date of this report, the company is waiting for the issuance of a business license in order to consummate this acquisition.  All other terms necessary to complete the acquisition were completed on July 31, 2010, when the Articles of Association and Joint Venture Agreement were signed. When completed, this acquisition will enable SunSi to generate revenue and to create a presence within the Chinese and other international TCS markets.

Zibo Baokai owns the exclusive domestic distribution rights and SunSi Energies Hong Kong Limited owns the international rights. Therefore, 100% of ZBC’s TCS production will be controlled by the Company and its affiliates. As part of the distribution rights and the Baokai acquisition when consummated, ZBC will sell its all of TCS production to the Company at cost plus 10%-15%. The resale price of the TCS will be determined at our discretion.

ZBC

During our due diligence process on the ZBC facility, we determined that it had it been managed well by an experienced management team and generated profitable operations under United States Generally Accepted Accounting Principles (GAAP).

ZBC is strategically located in the Shandong province of China. Founded in 2000, the ZBC facility was originally a wholly-owned subsidiary of Baoxin Mining Company that focused on the research, development, production and marketing of organic silicon products. In 2003, the company obtained its license to produce TCS and started the construction of a new facility, which was built on a 24-acre property located in the city of Zibo, Shandong Province, China (approximately 50 miles east of Jinan).

ZBC started producing TCS in 2005. That same year, it sold approximately 67 MT of this new production.  Its production increased to over 500 MT in 2006 and to 2,000 MT the following year.  In late 2007, it began increasing the size of its production facility; an expansion plan that was completed in late 2008. This expansion triggered, during that year, an almost tripled production of TCS (6,000 MT). ZBC’s new production line brings the facility to a current capacity of 25,000 MT per year.

ZBC is ISO9001 certified and employs over 150 people. The expertise, commitment and dedication of its employees have allowed ZBC to only produce quality products; thus earning an outstanding reputation among its domestic customers.

Planned Acquisition and Capacity Expansion of Wendeng He Xie Silicon Co. Ltd

On August 3rd 2010, SunSi HK signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of its existing 20,000 MT TCS facility, plus an increase of Wendeng’s capacity by an additional 40,000 MT.

Based upon the valuable experience we’ve gained in the unsuccessful ZBC acquisition process, we believe it will take approximately 4-6 months to obtain proper environmental and other permitting and licenses, and complete the US GAAP audits necessary to consummate the acquisition of Wendeng.

During the due diligence period the Company will be working on raising equity funding to acquire Wendeng and to expand Wendeng's capacity by 40,000 MT. The amount of funding to consummate the acquisition and complete such an expansion is currently indeterminable. If we are unable to raise this amount through the sale of equity securities, we will have to secure additional debt financing to complete the acquisition and the planned expansion project.  If necessary, we intend to negotiate terms revolving line of credit and conditions for a construction/term loan with various banking institutions.  However, there is no assurance that debt financing will be available or, if available, on terms that are favorable to us.    In addition, if we are unable to raise sufficient equity capital to commence development of the plant expansion, we may pursue the plant expansion through alternative ownership structures, such as joint ventures with other entities. We currently have no commitment for either or equity or debt financing. There can be no assurances that the Company will be successful in raising sufficient funds to consummate the acquisition, or to raise expansion capital if the acquisition can be consummated.

Wendeng

We believe Wendeng is one of the largest TCS manufacturers in China, and is located in the Shandong province of China close to strategic ports including Weihai and Qingdao. It started producing TCS in 2009. The Wendeng facility was designed and is currently managed by Zhang Fahe, with over 30 years of experience in the Chinese chemical industry. Mr. Fahe has been working directly in the field of TCS since 2001 where he has developed efficient TCS production technology.

Wendeng has one major client to which it sells most of its current production. The facility is easily accessible via rail and major highways, in addition to be being well equipped for handling chemical products. We believe we can expand Wendeng’s client base after the acquisition is consummated.

Wendeng Equipment Suppliers

The Wendeng facility is situated within a province that specializes in the chemical industry. Most standard equipment can therefore be sourced locally. Some equipment needs to be customized specifically for the production of TCS. This customization can also be achieved locally. The local management team already has experience working with the different suppliers and the suppliers are also well aware of the equipment requirements specific to TCS production.

Wendeng Site Selection

The Wendeng facility is strategically located for exportation and also gives us access to supply and product transportation due to the heavy truck and train volume in the area.

The Wendeng facility site includes utilities infrastructure and highway access.  When we assessed this acquisition, we considered the following:

•	Proximity to feedstock suppliers;
•	Proximity to ports;
•	Road, rail and water transportation infrastructure at the site;
•	Existing storage and transfer infrastructure;
•	TCS market proximity; and
•	Skilled labor availability.

If we do not proceed with the Wendeng acquisition because we are unable raise sufficient capital or if our due diligence process discovers unforeseen problems; and decide to move forward with the acquisition of other TCS production facilities, this potential facility must meet the criteria above.

The Trichlorosilane Industry-

TCS is a colorless liquid containing silica powder, hydrogen and chlorine. It is the key intermediate compound used to produce  pure polysilicon, from which computer chips and solar cells are made.

The solar PV value chain (diagram shown below) consists in a number of specific and distinct steps from the production of TCS (first step in the value chain – Polysilicon) to the end use in projects (last in the value chain – Modules).  On a normalized scale (100%), TCS production and polysilicon manufacturing tend to achieve the highest profit, followed by the ingots and wafers.

The buyers of TCS, and other companies along the solar PV value chain, have enjoyed growth in the past few years, as China is trying to move away from coal power generation. Because of government incentives and the ‘go green’ attitude of local governments, this trend is expected to maintain itself in the near future.

According to Solarbuzz a leading solar industry publication outside of China, the solar energy industry growth has been even more dynamic. In fact, the global solar energy industry has grown by over 849% since 2000, from an installed capacity of 877 Mega Watts (MW) in 2000 to over 10,000 MW at the end of 2008. These figures represent a compounded annual growth rate (CAGR) of almost 40% for the same period.

The outlook and industry forecast for the next 4 years, as reported by Solarbuzz, is positive and is headed toward an additional growth spurt of 39% by the end of 2009. By 2012, it will be over 135% over the 2007 levels.

The five countries leading the way in the next five years are:

China	35.8 % CAGR
Thailand	35.7 % CAGR
Indonesia	34.9 % CAGR
India	34.3 % CAGR
South Africa	29.7 % CAGR

Environmental and Other Regulatory Matters; Governmental Approvals

Before we begin any TCS manufacturing expansion project, we will be required to obtain various environmental, construction and operating permits. Permits for the expansion of an existing facility are generally easier to obtain than permits for new infrastructures. We will be responsible for obtaining all permits. If permitting delays occur, acquisition and subsequent expansion of an acquired plant may be delayed.

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

Regulatory Permits

We will be subject to regulations and will need to obtain a number of permits, which may include zoning and building permits, environmental permits as well as work safety permits. To date, we have not begun the permitting process, but intend to commence that activity as soon as the necessary financing is in place.  Once we begin the permitting process, we believe that obtaining the necessary permits will generally take between three and four months.

All the permits above can be obtained in parallel to the construction work and should therefore not affect the realization of the expansion. If for any reason any of these permits are not granted, renovation costs for the plant may increase or the plant may not be operated at all.  In addition, the provincial and local governments could impose conditions or other restrictions in the permits that are detrimental to us or that increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process.  The Regional Government of Wendeng could also modify the requirements for obtaining permits.  This would likely have a material adverse impact on our operations, cash flows and financial performance.

TCS Quality Testing Procedures

Quality targets are set in function of the required purity levels of TCS.  Purity levels are currently being tested prior to shipment as well as by the customer at the receiving end. Some impurities such as Calcium, Magnesium and Copper are currently not being tested as this is not required by China industry standards. To achieve our exportation objectives, new testing installations will have to be implemented to meet the requirements of western customers. There is currently an officer specifically assigned to quality control at the Wendeng facility as well as at The ZBC facility.

Sales and Marketing

Wendeng has one major client for its TCS: Jiangsu Zhong Neng Silicon Industry Technology Development Co. Ltd (GCL Silicon Technology Holdings Inc.). In 2009, GCL purchased approximately 20,000 MT of TCS from Wendeng. We believe that after acquisition we can expand Wendeng’s customer base to reduce its reliance and concentration on one customer

ZBC currently has three stable clients for its TCS and we intend to continue working with them in the future. Zibo Baokai owns the exclusive distribution rights of the entire production of the ZBC TCS facility.

ZBC Current TCS Customers:

1.	Luo Yang Zhong Silicon Hi-tech Technology Development Co. Ltd China Silicon Corporation Ltd.

2.	Jiangsu Zhong Neng Silicon Industry Technology Development Co. Ltd GCL Silicon Technology Holdings Inc. - http://www.gcl-silicon.com/

3.	LDK Solar Co., Ltd, Hi-Tech Industrial Park- www.ldksolar.com.

Inputs and Procurement Plan

Wendeng already has contracts with key suppliers of silica powder, chlorine liquid and methanol. Chlorine liquid, methanol and silica powder are currently sourced locally in Shandong .We foresee that our current suppliers will be able to meet the demand of the new production facility being developed. We believe Wendeng has purchase commitments from companies to purchase a portion of their TCS production, however, at this stage in the due diligence process, the amount is indeterminable.

Government Incentives and Regulations

China

We believe China supplies half the world's solar panels, it contributes very little to demand as the cost of tapping solar energy to generate electricity remains steep and investors find little economic sense in pursuing solar projects in China where incentives are few. To improve the situation, China's government announced in March that it would offer to pay 20 yuan ($2.90) per watt of solar systems fixed to roofs and which have a capacity of more than 50 kilowatt peak (kwp). The subsidy, which could cover half the cost of installing the system, attracted applications equivalent to the building of 1 gigawatt of solar power.

China is expected to raise its 2020 solar power generation target more than fivefold to at least 10 GW. With incentives, analysts expect over 2 GW in new solar capacity will be installed as early as 2011, up from just over 100 MW in 2008. To further attract investors, we believe Beijing may align its solar energy policy with an incentive scheme used in Europe and the United States called "feed-in tariff," which guarantees above-market prices for generating solar power. Beijing's proposed tariff and other perks should help generate decent returns given that local labor and equipment costs are cheap.

United States

The U.S. federal government and various state governments have created incentive programs to encourage electricity production from renewable energy sources including solar.  The federal incentive programs include corporate tax credits and federal grant programs. State incentive programs include tax exemptions and credits for U.S. producers as well as feed-in tariff programs in particular states such as California. These various incentives are expected to benefit electricity producers but also equipment manufacturers and polysilicon makers due to increased demand.

The most important recent development in the world of U.S renewable energy incentives is the American Recovery and Reinvestment Act. Some of the highlights include:

•
Renewable Energy Grants through the Department of Treasury: Provides grants equal to 30 percent of the cost of solar property placed in service during 2009 and 2010, in lieu of the section 48-investment tax credit.

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

Competition

We believe  to be in direct competition with producers of TCS.  Many of these producers have significantly greater resources than we do.  We also expect the number of competitors to increase significantly in the future.  The development of other TCS plants, particularly those in close proximity to the plant, will increase the supply of TCS and may result in lower local TCS and glycerin prices and higher costs for feedstock.

We will be in direct competition with numerous other TCS plants that produce the same products that we do.  We plan to compete with other TCS producers on the basis of price of TCS, delivery service, decreased transportation costs and our commitment to sustainability.

Currently, we believe there are approximately 25 TCS producers which capacities are relatively small, and less than 10 have a production capacity of over 2,000 MT per year.

Today, the price of TCS in China is approximately between $1,100 and $1,250 per MT and we believe the number of producers has grown to over 20, holding a total production capacity exceeding 145,000 MT per year. China’s TCS producers are mainly located in Jiangxi, Tangshan of Hebei, Zibo of Shandong, Chongqing of Sichuan, Wuhan of Hubei, and Shanghai. We believe the following table gives the top six major producers:

Zibo Baoyun Chemical Plant, Zibo	25,000 MT / year
Leshan Yongxiang Resins Co., Ltd., Sichuan	25,000 MT / year
Wendeng He Xie Silicon Co. Ltd., Wendeng	20,000 MT / year
Tangshan Sunfar Silicon Industries Co., Ltd.	20,000 MT / year
Huaxiang Chemical Industry Co., Ltd., Hubei	15,000 MT / year
Kaihua Synthetic Material Co., Ltd., Zhejiang	10,000 MT / year

Employees

We have 2 full-time and 1 part-time employees.

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

Registered Agent

Our agent for service of process in Nevada is Paracorp Incorporated, 318 N CARSON ST #208, Carson City, NV 89701.

Item 3.   Legal Proceedings

None.

Item 4.   [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

On June 18th 2009 SunSi common stock began trading on the OTCBB.

Fiscal Year Ending May 31, 2010
Quarter Ended	High	Low
May 31, 2010	$3.50	$3.00
Feb 28, 2010	$4.00	$1.01
Nov 30, 2009	$3.20	$1.01
Aug 31, 2009	$3.00	$2.72

Holders of Our Common Stock

As of May 31, 2010, we had 27,312,500 shares of our common stock issued and outstanding, held by 45 shareholders of record.

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

Overview

SunSi’s goal is to acquire and develop a portfolio of high quality TCS distribution rights and producing facilities that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar PV energy producing panels.

Acquisition of TCS Distribution Rights and Production Facilities

Recently, we determined that despite our best efforts over the past year, we could not acquire as planned the ZBC TCS production factory on terms that would be beneficial to SunSi’s shareholders; therefore we changed directions, ended our efforts to acquire ZBC and instead obtained distribution rights to all of ZBC’s TCS production in the following manner:

On December 12th 2009, SunSi HK secured the exclusive distribution rights for ZBC TCS for the international market. At this time, exportation of TCS out of China is minimal, as most of the Chinese production is used to supply the country’s demand. SunSi has already identified several potential foreign buyers, which would allow for higher margins. The lower cost of production in China is advantageous when competing over the globe; one that SunSi intends to capitalize on to not only increases its profits, but also its global client base.

On April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai Commerce and Trade Co. (“Zibo Baokai”). At the date of this report, we are waiting for the issuance of a business license in order to consummate this acquisition.  All other terms necessary to complete the acquisition were completed on July 31, 2010, when the Articles of Association and Joint Venture Agreement were signed. When completed this acquisition will enable SunSi to generate revenue and to create a presence within the  Chinese and other international TCS markets.

Additionally, on August 3rd 2010, SunSi HK signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of its existing 20,000 MT TCS facility. Subsequent to acquisition, SunSi plans to invest an additional RMB 60,000,000 (approximately $ 8,800 000 USD) to increase Wendeng’s capacity of the current facility by an additional 40,000 MT.

Results of Operations for the fiscal years ended May 31, 2010 and 2009

Revenues.  We did not earn any revenues from inception through the period ending May 31, 2010. As noted above under  the section “Acquisition of TCS Distribution Rights and Production Facilities”. On April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai Commerce and Trade Co. (“Zibo Baokai”).  We anticipate to begin earning revenues commencing in September 2010 from the acquisition of Zibo Baokai, however, there can be no assurances on the timing of commencing revenue, or that we will be able obtain the business license necessary to consummate the acquisition.

Operating Expenses.

We incurred operating expenses for the years ended May 31, 2010 and 2009 of $621,835 and $169,855, respectively. Operating expenses for the year ended May 31, 2010 included general and administrative expenses of $40,854 and professional fees and expenses $580,981. Operating expenses for the year ended May 31, 2009 included general and administrative expenses of $45,420 and professional fees expenses of $124,435.  The increase in operating expenses from 2009 to 2010 is attributable to the increased cost of locating and conducting due diligence on TCS manufacturing facilities for acquisition.

Gross Profit (Loss). We incurred a net loss for the years ended May 31, 2010 and 2009 in the amounts of $621,835 and $169,855, respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

As of May 31, 2010, we had cash on hand of $598,468 and a working capital surplus of $212,278.

The Company is pre-revenue and therefore to implement its business plan of acquiring TCS manufacturing facilities it will need to raise capital.  The Company believes that its existing sources of liquidity, along with cash expected to be generated from the issuance of debt and/or equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through May 31, 2011. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations

Critical Accounting Policies

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

Off Balance Sheet Arrangements

As of May 31, 2010, there were no off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

Item 9B.    Other Information

On April 29th, 2010, the Company appointed Chanming Chen as Chief Representative of China of SunSi Energies Hong Kong Limited.  See Item 10 below for Mr. Chen’s biography.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of May 31, 2010 and their present positions.

Name	Age	Position Held with the Company
Michel G. Laporte	47	President, Chief Executive Officer, and Director
Richard St-Julien	41	Vice-President, Secretary and Director
David Natan	57	Chief Financial Officer
Kebir Ratnani	59	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Michel G. Laporte, Director, President & Chief Executive Officer

Michel G. Laporte has been our President, CEO and Director since March 24, 2009.  Prior to this he served as a consultant over the last five years for management of assets around the world in addition to setting up complex business structures combining various countries, entities and domestic as well as international jurisdictions.  He also served as a consultant for various international companies on finance and investments.  Mr. Laporte is also currently president of Methes Energies International Ltd.

Richard St-Julien, Director, Vice President, Secretary & Chief Legal Officer

Richard St-Julien has been our Director, VP, Secretary and Director since March 24, 2009.  He holds a Bachelor of Law from the University of Ottawa.  Over the last five years, he has been practicing as an attorney in the areas of Commercial and International Law and advises various companies on financing and other corporate matters.  Simultaneously, he has been involved in numerous business ventures as entrepreneur in Canada, in the United States as well as in other countries.

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

David Natan, Chief Financial Officer

David Natan has been our Chief Financial and Accounting Officer since February 2010. Mr. Natan earned his bachelor’s in Economics/Accounting from Boston University. Mr. Natan has over 30 years of experience and had previously held CFO and executive management positions with several private companies and various Nasdaq and AMEX listed public companies. He became a certified public accountant while working with the national accounting firm of Deloitte and Touche in Boston.

Advisory Committee

Chanming Chen,

Mr. Chen has been the Chief Representative of China of SunSi Energies Hong Kong Limited since April 29th 2010 and brings over 38 years of experience in foreign investment and trade administration in China. He has previously held various key positions within the Chinese government of Shandong, including being specifically responsible for overseeing foreign investments and projects in the Zibo region of the Shandong Province. Mr. Chen obtained his Bachelor of Science from Shandong University and has also attended the University of Southern California. He has held the position of Vice Director of the Zibo National New & Hi‐Tech Industrial Development Zone over ten years, where he was responsible for approving and managing foreign investment projects. Additionally, Mr. Chen worked in the banking sector as the General Manager of the Zibo branch of Bank of China. Before joining SunSi, Mr. Chen held the position of Economic Development Representative of Zibo in Australia.

Director Independence

As a Company with its common stock listed on the OTCBB, the Company does not have a director independence requirement.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, curities or commodities law, and the judgment has not been revepermanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state sersed, suspended or vacated.

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

Code of Ethics

As of May 31, 2010, we had not adopted a Code of Ethics, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We intend to adopt a Code of Ethics as soon as practicable.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended May 31, 2010. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Except for our Chief Financial Officer, we have not historically and do not currently compensate our executive officers, however, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our three most highly compensated officers for all services rendered in all capacities to us for our fiscal years ended May 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michel LaPorte,
CEO and	2009	0	0	0	0	0	0	0	0
Director	2010	0	0	0	0	0	0	0	0

David Natan
CFO	2010	28,100	0	0	0	0	0	0	$28,100

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2010, the Company has no outstanding equity awards.

Compensation of Directors

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of May 31, 2010.

Compensation Committee Interlocks and Insider Participation

The Board of Directors does not have a standing compensation committee or any committee performing a similar function. As there are only three Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the review of the Company’s executive pay practices. It is the view of the Board that the participation of all Directors in the duties of compensation committees ensures as comprehensive as possible a review of executive compensation.

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

The following table sets forth, as of August 21, 2009 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	World Asset Management Inc.	10,300,000	37.55%
Common Stock	Michel G. Laporte	3,000,000	10.94%
Common Stock	Richard St-Julien	3,000,000	10.94%
Common Stock	Kebir Ratnani	0	0%
Common Stock	David Natan	2,000	0%
Common Stock	All Officers and Directors as a Group (4 persons)		21.88%

(1)	The percent of class is based on 27,431,000 shares of common stock issued and outstanding as of August 21, 2010

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

Detail of fees paid to Child, Van Wagoner & Bradshaw PLLC:

a.
Audit Fees:  Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the period ended May 31, 2010 and 2009, were approximately $10,000 and $5,000, respectively.

b.	Audit-Related Fees: Fees billed for audit-related services were $12,000 and $3,000 for the fiscal years ended May 31, 2010 and 2009, respectively.

c.	Tax Fees. Fees billed for tax services were $1,800 and $800 for the fiscal years ended May 31, 2010 and 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

See Exhibit Index below.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSI ENERGIES INC.

By:
/s/ Michel G. Laporte
Michel G. Laporte
President, Chief Executive Officer, and Director
August 30, 2010

By:
/s/ David Natan
David Natan
Chief Financial Officer
August 30, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
August 30, 2010

/s/ Richard St-Julien
Richard St-Julien
Secretary and Director
August 30, 2010

EXHIBIT INDEX

Exhibit Number	Description

21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index to Financial Statements

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Consolidated Balance Sheets as of May 31, 2010 and 2009

F-3	Consolidated Statements of Operations for years ended May 31, 2010 and 2009, and from inception

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for years ended May 31, 2010 and 2009, and from inception

F-5	Consolidated Statements of Cash Flows for years ended May 31, 2010 and 2009, and from inception

F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
SunSi Energies Inc.

We have audited the accompanying consolidated balance sheets of SunSi Energies Inc. ( a Nevada development  stage  company) as of May 31, 2010 and 2009, and the related consolidated statements of operations,  stockholders’  equity  (deficit), and cash flows for the  years ended May 31, 2010 and 2009, and for the period from inception on January 30, 2007 through May 31, 2010.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunSi Energies Inc. as of May 31, 2010 and 2009, and the results of its operations, and its cash flows for the years ended May 31, 2010 and 2009, and for the period of January 30, 2007 (date of inception) through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
August 30, 2010

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets

(Expressed in US dollars)
	May 31,	May 31,
	2010	2009
Assets

Current assets
Cash	$598,468	$4,190
Total current assets	598,468	4,190

Total Assets	$598,468	$4,190

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$149,538	$143,741
Accounts payable-related party	0	20,836
Advances payable	230,981	0
Compensation payable-related party	5,671	0
Total current liabilities	386,190	164,577

Stockholders' equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 27,312,500 and 26,760,000 issued and outstanding in 2010 and 2009 respectively	27,312	26,760
Additional paid in capital	1,018,764	24,816
Accumulated deficit	(833,798)	(211,963)
Total stockholders' equity (deficit)	212,278	(160,387)

Total Liabilities and Stockholders' Equity	$598,468	$4,190

See accompanying notes to financial statements

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations

(Expressed in US dollars)

	Year Ended May 31, 2010	Year Ended May 31, 2009	From inception (January 30, 2007) to May 31, 2010

Revenue	$—	$—	$—

Operation
Mining exploration	—	—	9,440
Professional fees	580,981	124,435	705,416
General and administrative	40,854	45,420	118,942

	621,835	169,855	833,798

(Loss)	(621,835)	(169,855)	(833,798)
Income taxes	—	—	—

Net (Loss)	$(621,835)	$(169,855)	$(833,798)

Net (Loss) Per Common Share Basic	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	26,972,486	26,760,000

See accompanying notes to financial statements

SUNSI ENERGIES INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From Inception to May 31, 2010

	Common Stock
	Shares	Amount	Additional paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity (Deficit)

Balance at inception on January 30, 2007	0	$—	$—	$—	$—

Issuance of common stock in March 2007 for cash at $0.0001 per share	18,000,000	18,000	(16,500)	0	1,500

Issuance of common stock in March 2007 for cash at $0.004 per share	4,080,000	4,080	12,920	0	17,000

Issuance of common stock in April 2007 for cash at $0.004 per share	4,680,000	4,680	14,820	0	18,500

Loss to May 31, 2007	—	—	—	(7,731)	(7,731)

Balance at May 31, 2007	26,760,000	26,760	11,240	(7,731)	10,769

Loss to May 31, 2008	0	0	0	(34,377)	(34,377)

Balance at May 31, 2008	26,760,000	26,760	11,240	(42,108)	(4,108)

Capital contribution by officer	—	—	13,576	0	13,576

Loss to May 31, 2009	0	0	0	(169,855)	(169,855)

Balance at May 31, 2009	26,760,000	26,760	24,816	(211,963)	(160,387)

Issuance of common stock in September 2009 for cash at $2.00 per share	12,500	12	24,988	0	25,000

Issuance of common stock in October 2009 for cash at $2.00 per share	300,000	300	599,700	0	600,000

Issuance of common stock in February 2010 for cash at $2.00 per share	37,500	37	74,963	0	75,000

Issuance of common stock in March 2010 for cash at $2.00 per share	50,000	50	99,950	0	100,000

Issuance of common stock in May 2010 for cash at $2.00 per share	152,500	153	304,847	0	305,000

Costs of issuance			(110,500)		(110,500)

Loss to May 31, 2010				(621,835)	(621,835)

Balance at May 31, 2010	27,312,500	$27,312	$1,018,764	$(833,798)	$212,278

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year Ended May 31, 2010	Year Ended May 31, 2009	From inception (January 30, 2007) to May 31, 2010
Cash flow from operating activities:
Net income (loss) for the period	$(621,835)	$(169,855)	$(833,798)
Adjustments to reconcile net loss to net cash (used in) operations
Changes in operating assets and liabilities:
Accounts payable	5,797	50,928	149,538
Accounts payable-related party	(20,836)	20,836	—
Compensation payable-related party	5,671	—	5,671
Net cash (used in) operating activities	(631,203)	(98,091)	(678,589)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	0	0	0

Cash flows from financing activities:
Issuance of common stock	1,105,000		1,143,000
Advances Payable	120,481	88,000	120,481
Capital contributions	0	13,576	13,576

Net cash provided by financing activities	1,225,481	101,576	1,277,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	594,278	3,485	598,468
Cash and cash equivalents at beginning of period	4,190	705	—

CASH & CASH EQUIVALENTS AT END OF PERIOD	$598,468	$4,190	$598,468

SUPPLEMENTAL NON-CASH
Financing actiivity
Accrual of cost of issuance in advances payable	110,500	$—	110,500

Supplemental disclosures of cash flow information
Cash paid during period for
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
May 31, 2010
(Expressed in U.S. dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on January 30, 2007.  The Company is a Development Stage Company as defined by ASC Topic 915.

2.	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

The Company has incurred losses since inception resulting in an accumulated deficit of $833,798. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through May 31, 2010 other than incorporation, legal and professional fees and start-up costs.

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

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
May 31, 2010
(Expressed in U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash.  Cash is deposited with a high quality credit institution. On occasion, cash balances exceed the FDIC limit.

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

Revenue Recognition

The Company is a development stage entity and has not recognized any revenues since inception. The Company is in the process of acquiring a facility in China that produces trichlorosilane (“TCS”) and certain byproducts. In the event this acquisition is successfully consummated the Company will generate revenues from the sales of TCS and certain byproducts. Revenue will be recognized when all of the following elements are satisfied (i) there are no uncertainties regarding customer acceptance;(ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

4.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46 (R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
May 31, 2010
(Expressed in U.S. dollars)

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-24 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

5.	ADVANCES PAYABLE

During the period the Company received advances and accruals amounting to $230,981 from two non-affliated stockholders to help fund the operations of the Company until proceeds were received from the Company’s Stock Offering. The advances were made to the Company on an interest free basis. Therefore no interest has been accrued in the Company’s financial statements.

6.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $833,798, which expires in 2030. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at May 31, 2010, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

May 31, 2010
$

Net Operating Loss	833,798
Statutory Tax Rate	35%
Effective Tax Rate	—
Deferred Tax Asset	291,829
Valuation Allowance	(291,829)

Net Deferred Tax Asset	—

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at May 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at May 31, 2010 or 2009.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
May 31, 2010
(Expressed in U.S. dollars)

7.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 27,312,500 shares of common stock issued and outstanding as of May 31, 2010. On March 24, 2009, the Board of Directors approved a 12 for 1 forward stock split. The split has been reflected in the consolidated financial statements for all periods presented.

The Company has been conducting a private placement of its common stock since September 10, 2009 at a price of $2.00 per share, with a maximum issuance of 8,000,000 shares (‘Offering’). During the year, the Company accepted subscription agreements from investors and correspondingly issued 552,500 shares of its common stock pursuant to the Offering, and received $1,105,000 in gross proceeds. The cost of this issuance was $110,500.

8.	RELATED PARTY TRANSACTIONS

The Company owes $5,671 to its Chief Financial Officer for compensation and expenses. During the year $28,100 was paid to his entity.

9.	COMMITMENTS

SunSi Energies Inc. entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The total financing sought is in the amount of $16,000,000 in equity. The maximum potential amount of fee paid that can be paid amounts to $1,600,000. These fees have been accrued at May 31, 2010. The terms and condition of financing are subject to Company approval.

On November 10, 2009 and February 9, 2010 the Company entered in agreements with its Director of Business Development and Chief Financial Officer, respectively, to pay each of these individuals $60,000 per year plus any documented out of pocket business expenses.

10.	OTHER EVENTS

The Company incorporated on April 7, 2009 a wholly-owned subsidiary in Hong Kong in the name of “SunSi Energies Hong Kong Limited” (“Sunsi HK”) and the Company entered into two (2) Joint Venture Agreements with a Chinese Company respectively on June 18 and June 19, 2009. SunSi Energies Hong Kong had no activity from the date of incorporation through August 30, 2010 other than incorporation, legal and professional fees and start-up costs.

In June 2009, subject to the successful completion of due diligence and other conditions, SunSi Energies Hong Kong committed to invest a total of $10,000,000 in exchange for 90% of the capital stock in the newly formed PRC Joint Venture Company which would have received all of the assets, expertise and technology of an existing Trichlorosilane (TSC) production facility in Zibo, China, as well as its affiliated trucking and transportation company.  On August 30, 2010, concurrent with the acquisition of Baokai (see Subsequent Events), the Company discontinued its efforts to purchase the ZBC production facility in Zibo, China.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
May 31, 2010
(Expressed in U.S. dollars)

10.	OTHER EVENTS (Continued)

Currently, SunSi Energies is in the process of evaluating additional acquisition opportunities in China including one candidate with high growth potential. One of the targeted facilities comes with an off-take agreement for the sale of over 20,000 MT of TCS per year to one of China’s largest polysilicon makers.

11.	SUBSEQUENT EVENTS

Subsequent to May 31, 2010 the Company has repaid $161,000 of the advances payable discussed in Note 5.

Subsequent to May 31, 2010 the Company has received $262,000 from the sale of 131,000 shares of comma stock.

On April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai Commerce and Trade Co. (“Zibo Baokai”). At the date of this report, the company is waiting for the issuance of a business license in order to consummate this acquisition.  All other terms necessary to complete the acquisition were completed on July 31, 2010, when the Articles of Association and Joint Venture Agreement were signed. When completed, this acquisition will enable SunSi to generate revenue and to create a presence within the Chinese and other international TCS markets.

On August 3rd 2010, SunSi HK signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of its existing 20,000 MT TCS facility, plus an increase of Wendeng’s capacity by an additional 40,000 MT.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose