Form 10-Q
period 2010-08-31
SunSi Energies Inc.
filed 2010-10-12
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,446,000 common shares as of September 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Interim Unaudited Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010;

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the Three Months ended August 31, 2010 and August 31, 2009 and from Inception to August 31, 2010;

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2010 and August 31, 2009 and from Inception to August 31, 20109;

F-4	Notes to Interim Unaudited Consolidated Financial Statements;

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets

(Expressed in US dollars)

	August 31,	May 31,
	2010	2010
	(unaudited)
Assets

Current assets
Cash	$470,451	$598,468
Total current assets	470,451	598,468

Total Assets	$470,451	$598,468

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$97,589	$149,538
Advances payable	78,680	230,981
Compensation payable-related party	-	5,671
Total current liabilities	176,269	386,190

Stockholders' equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 27,446,000 and 27,312,500 issued and outstanding at August 31 and May 31, 2010	27,446	27,312
Additional paid in capital	1,258,930	1,018,764
Accumulated deficit	(992,194)	(833,798)
Total stockholders' equity	294,182	212,278

Total Liabilities and Stockholders' Equity	$470,451	$598,468

The accompanying notes make up an integral part of these unaudited financial statements

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive (Loss) (Unaudited)

(Expressed in US dollars)

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009	From inception (January 30, 2007) to August 31, 2010

Revenue	$-	$-	$-

Operation
Mining exploration	-	-	9,440
Professional fees	117,237	158,406	822,653
General and administrative	41,159	3,933	160,101

	158,396	162,339	992,194

(Loss)	(158,396)	(162,339)	(992,194)
Income taxes	-	-	-

Net (Loss)	$(158,396)	$(162,339)	$(992,194)

Net (Loss) Per Common Share Basic	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	27,428,995	26,760,000

The accompanying notes make up an integral part of these unaudited financial statements

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US dollars)

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009	From inception (January 30, 2007) to August 31, 2010
Cash flow from operating activities:
Net income (loss) for the period	$(158,396)	$(162,339)	$(992,194)
Adjustments to reconcile net loss to net cash provided by (used in) operations	-	-	-
Changes in operating assets and liabilities:
Accounts payable	(51,950)	(51,475)	97,588
Accounts payable-related party	-	-	-
Compensation payable-related party	(5,671)	-	-
Net cash provided by (used in) operating activities	(216,017)	(213,814)	(894,606)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	240,300	-	1,272,800
Proceeds - advances payable	26,700	221,901	379,984
Payments - advances payable	(179,000)	-	(301,303)
Capital contributions	-	-	13,576

Net cash provided by (used in) financing activities	88,000	221,901	1,365,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,017)	8,087	470,451
Cash and cash equivalents at beginning of period	598,468	4,190	-

CASH & CASH EQUIVALENTS AT END OF PERIOD	$470,451	$12,277	$470,451

SUPPLEMENTAL NON-CASH
Financing actiivity
Accrual of cost of issuance in advances payable	$26,700	$-	$137,200

Supplemental disclosures of cash flow information
Cash paid during period for
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes make up an integral part of these financial statements

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Unaudited Consolidated financial statements
For Three Months Ended August 31, 2010
(Expressed in U.S. dollars)

1.	CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2010 audited consolidated financial statements. The results of operations for the periods ended August 31, 2010 and August 31, 2009 are not necessarily indicative of the operating results for the full years.

2.	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

The Company has incurred losses since inception resulting in an accumulated deficit of $992,194. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Three Months Ended August 31, 2010
(Expressed in U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through August 31, 2010 other than incorporation, legal and professional fees and start-up costs.

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

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Three Months Ended August 31, 2010
(Expressed in U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Three Months Ended August 31, 2010
(Expressed in U.S. dollars)

5.	ADVANCES PAYABLE

During the period the Company received advances and accruals amounting to $26,700 for issuance costs from a non-affiliated stockholder to help fund the operations of the Company until proceeds were received from the Company’s Stock Offering. The advances were made to the Company on an interest free basis. Therefore no interest has been accrued in the Company’s financial statements. During the period the Company repaid advances amounting to $179,000 to two non-affiliated stockholder.

6.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $992,194, which expires in 2030. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at August 31, 2010, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

August 31, 2010
$

Net Operating Loss	992,194
Statutory Tax Rate	35%
Effective Tax Rate	—
Deferred Tax Asset	347,268
Valuation Allowance	(347,268)

Net Deferred Tax Asset	—

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Three Months Ended August 31, 2010
(Expressed in U.S. dollars)

6.	INCOME TAXES (continued)

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at August 31, 2010 and May 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2010 or May 31, 2010.

7.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 27,446,000 shares of common stock issued and outstanding as of August 31, 2010. On March 24, 2009, the Board of Directors approved a 12 for 1 forward stock split. The split has been reflected in the consolidated financial statements for all periods presented.

The Company has been conducting a private placement of its common stock since September 10, 2009 at a price of $2.00 per share, with a maximum issuance of 8,000,000 shares (‘Offering’). During the quarter ended August 31, 2010, the Company accepted subscription agreements from investors and correspondingly issued 133,500 shares of its common stock pursuant to the Offering, and received $267,000 in gross proceeds. The cost of this issuance was $26,700.

8.	RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2010, $28,100 was paid to its Chief Financial Officer for compensation and expenses.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Three Months Ended August 31, 2010
(Expressed in U.S. dollars)

9.	COMMITMENTS

SunSi Energies Inc. entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The total financing sought is in the amount of $16,000,000 in equity. The maximum potential amount of fee paid that can be paid amounts to $1,600,000. These fees have been accrued as advances payable at August 31, 2010. The terms and condition of financing are subject to Company approval.

On November 10, 2009 and February 9, 2010 the Company entered in agreements with its Director of Business Development and Chief Financial Officer, respectively, to pay each of these individuals $60,000 per year plus any documented out of pocket business expenses.

10.	OTHER EVENTS

The Company incorporated on April 7, 2009 a wholly-owned subsidiary in Hong Kong in the name of “SunSi Energies Hong Kong Limited” (“Sunsi HK”) and the Company entered into two (2) Joint Venture Agreements with a Chinese Company respectively on June 18 and June 19, 2009. SunSi Energies Hong Kong had no activity from the date of incorporation through August 31, 2010 other than incorporation, legal and professional fees and start-up costs.

In June 2009, subject to the successful completion of due diligence and other conditions, SunSi Energies Hong Kong committed to invest a total of $10,000,000 in exchange for 90% of the capital stock in the newly formed PRC Joint Venture Company which would have received all of the assets, expertise and technology of an existing Trichlorosilane (TSC) production facility in Zibo, China, as well as its affiliated trucking and transportation company.  On July 31, 2010, the Company discontinued its efforts to purchase the ZBC production facility in Zibo, China.

On August 3rd 2010, SunSi HK signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of its existing 20,000 MT TCS facility, plus an increase of Wendeng’s capacity by an additional 40,000 MT. The Company estimates that it will have to raise $6.5 million to consummate the acquisition, and an additional $8.8 million to increase the capacity.

Currently, SunSi Energies is in the process of evaluating additional acquisition opportunities in China including one candidate with high growth potential. One of the targeted facilities comes with an off-take agreement for the sale of over 20,000 MT of TCS per year to one of China’s largest polysilicon makers.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Three Months Ended August 31, 2010
(Expressed in U.S. dollars)

11.	SUBSEQUENT EVENTS

Subsequent to August 31, 2010 the Company has received $25,000 from the sale of 12,500 shares of common stock.

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

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.

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

Overview

SunSi Energies (“SunSi,” “the Company,” we” “us” our”) goal is to acquire and develop a portfolio of high quality trichlorosilane (“TCS”) distribution rights and producing facilities that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar PV energy producing panels.

Acquisition of TCS Distribution Rights and Production Facilities

Recently, we determined that despite our best efforts over the past year, we could not acquire as planned the Zibo Commerce and Trade Co (“ZBC”)TCS production factory on terms that would be beneficial to SunSi’s shareholders; therefore we changed directions, ended our efforts to acquire ZBC and instead obtained distribution rights to all of ZBC’s TCS production in the following manner:

On December 12, 2009, SunSi Hong Kong(“SunSi HK”) secured the exclusive distribution rights for ZBC’s TCS production for the international market. We believe exportation of TCS out of China is minimal, as most of the Chinese production is used to supply the country’s demand. The lower cost of production in China is advantageous when competing over the globe; one that SunSi intends to capitalize on.

On April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai Commerce and Trade Co. (“Zibo Baokai”), a company with the right to distribute ZBC’s TCS production in the China market. At the date of this report, we are waiting for the issuance of a business license in order to consummate this acquisition.  All other terms necessary to complete the acquisition were completed on July 31, 2010, when the Articles of Association and Joint Venture Agreement were signed. When completed this acquisition will enable SunSi to generate revenue and to create a presence within the Chinese and other international TCS markets.

Additionally, on August 3rd 2010, SunSi HK signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of its existing 20,000 metric ton (MT) TCS facility. If the acquisition of Wendeng is successfully consummated, SunSi plans to invest an additional RMB 60,000,000 (approximately $8.8 million USD) to increase Wendeng’s capacity by an additional 40,000 MT, making it a 60,000 MT ton facility.  Sunsi has commenced its due diligence process. There can be no assurances that Sunsi can negotiate an acceptable purchase price on the facility; and can raise the sufficient capital necessary to purchase Wendeng.  Additionally, there can be no assurances that if the acquisition is successfully consummated, that Sunsi can raise the necessary funds to expand plant capacity.

We expect to complete the acquisition of Wendeng by December 31, 2010 if Wendeng successfully meets our acquisition criteria, and we have raised sufficient capital to purchase Wendeng. However, due to historic delays in our acquisition process in China and the complexity of the transaction, there can be no assurances that the transaction can close by December 31, 2010 and will not be delayed until  2011.

Results of Operations for the three months ended August 31, 2010 and 2009

Revenues.

We have not earned any revenues from the inception of our Company through the period ending August 31, 2010. As noted above under the section “Acquisition of TCS Distribution Rights and Production Facilities”, on April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai.  We anticipate to begin earning revenues commencing in October 2010 from the acquisition of Zibo Baokai, however, there can be no assurances on the timing of commencing revenue, or that we will be able obtain the business license necessary to consummate the acquisition.

Operating Expenses.

We incurred operating expenses for the three months ended August 31, 2010 and 2009 of $158,396 and $162,339, respectively. Operating expenses for the three months ended August 31, 2010 included general and administrative expenses of $41,159 and professional fees expenses of $117,237. Operating expenses for the three months ended August 31, 2009 included general and administrative expenses of $3,933 and professional fees of $158,406. General and administrative expenses increased in 2010 over 2009 levels due to the addition of two employees, a business development director and the addition of a chief financial officer.   The decrease in professional fees from 2010 to 2009 is attributable to a decrease in acquisition related activity in 2010. Professional fees will increase going forward in 2010 due to the due diligence process underway related to Wendeng –see “Acquisition of TCS Distribution Rights and Production Facilities”, above.

Loss

We incurred a net loss for the three months ended August 31, 2010 and 2009 of $158,396 and $162,339, respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

As of August 31, 2010, we had cash of $470,451 and current liabilities of $176,279. We therefore had a working capital surplus of $294,182. This compares to a working capital deficit of $322,726 as of August 31, 2009 and a working capital surplus of $212,278 at May 31, 2010.  The considerable improvement over 2009 levels is attributable to our fund raising activities during the year ended 2010.

We have not recorded any revenues since inception and continue generating losses from operations. Since inception we have an accumulated deficit of $992,194. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We believe that the Zibo Baokai acquisition if successfully consummated combined with future fund raising activities will enable us to successfully address our going concern issue, however, there can be no assurances we will be successful.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through August 31, 2010 other than incorporation, legal and professional fees and start-up costs.

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

Financial Instruments

Cash is the only asset on our balance sheet. The carrying value of cash approximates its fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash.  Cash is deposited with a high quality credit institution. On occasion, cash balances exceed the FDIC limit.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We adopted FASB ASC 740 as of our inception. Pursuant to FASB ASC 740 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in the financial statements because we cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. We have not issued any options or warrants since the inception of the Company.

Revenue Recognition

We are a development stage entity and have not recognized any revenues since inception. We are in the process of acquiring distribution rights of a facility in China that produces trichlorosilane (“TCS”). In the event this acquisition is successfully consummated we will generate revenues from the sales of TCS and certain byproducts. Revenue will be recognized when all of the following elements are satisfied (i) there are no uncertainties regarding customer acceptance;(ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

Off Balance Sheet Arrangements

As of August 31, 2010, there were no off balance sheet arrangements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2010, the Company accepted subscription agreements from investors and correspondingly sold 133,500 shares of its common stock pursuant to its current private placement offering, and received $267,000 in gross proceeds.  The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

Item 3.     Defaults upon Senior Securities

None

Item 4.     [Removed and Reserved]

Item 5.     Other Information

Form 8-K Item 5.07 Submission of Matters to a Vote of Security Holders.

On October 6, 2010, a majority of the holders of the Company’s capital stock took the following actions by written consent:

1.           Elect Kebir Ratnani, Michel Laporte, and Richard St.-Julien as members of the Board of the Directors of the Company to serve until their respective successor is elected and qualified, or until resignation or removal.

2.           Ratify the appointment of Child, Van Wagoner & Bradshaw PLLC, as the Company’s Independent Accountants for the fiscal year ended May 31, 2011 and its resulting audit.

Item 6.      Exhibits

Exhibit	Description of Exhibit
Number

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSI ENERGIES INC.

By:
/s/ Michel G. Laporte
Michel G. Laporte
President, Chief Executive Officer, and Director
October 12, 2010

By:
/s/ David Natan
David Natan
Chief Accounting Officer
October 12, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
October 12, 2010

/s/ Richard St-Julien
Richard St-Julien
Secretary and Director
October 12, 2010