Form 10-Q
period 2010-11-30
SunSi Energies Inc.
filed 2011-01-14
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,731,000 common shares as of January 11, 2011.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheet as of May 31, 2010 and Interim Unaudited Consolidated Balance Sheet as of November 30, 2010;

F-2
Interim Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the Three Months and for the Six Months ended November 30, 2010 and November 30, 2009 and from Inception to November 30, 2010;

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2010 and November 30, 2009 and from Inception to November 30, 2010;

F-4	Notes to Interim Unaudited Consolidated Financial Statements;

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets

(Expressed in US dollars)
	November 30,	May 31,
	2010	2010
	(unaudited)
Assets

Current assets
Cash	$467,881	$598,468
Total current assets	467,881	598,468

Total Assets	$467,881	$598,468

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$161,231	$149,538
Advances payable	28,181	230,981
Compensation payable-related party	-	5,671
Total current liabilities	189,412	386,190

Stockholders' equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 27,566,000 and 27,312,500 issued and outstanding at November 30 and May 31, 2010	27,566	27,312
Additional paid in capital	1,474,810	1,018,764
Accumulated deficit	(1,223,907)	(833,798)
Total stockholders' equity	278,469	212,278

Total Liabilities and Stockholders' Equity	$467,881	$598,468

See accompanying notes to unaudited financial statements

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive (Loss) (Unaudited)

(Expressed in US dollars)

	Three Months			Six Months			From inception
	Ended			Ended			(January 30, 2007) to
	November 30,			November 30,			November 30,
	2010	2009		2010		2009	2010

Revenue	$-	$		$		$-	$-

Operation
Mining exploration	-					-	9,440
Professional fees	205,741		275,332		322,978	433,738	1,028,393
General and administrative	25,972		2,549		67,131	6,482	186,074

	231,713		277,881		390,109	440,220	1,223,907

(Loss)	(231,713)		(277,881)		(390,109)	(440,220)	(1,223,907)
Income taxes	-		-		-	-	-

Net (Loss)	$(231,713)		$(277,881)		$(390,109)	$(440,220)	$(1,223,907)

Net (Loss) Per Common Share Basic and Diluted	$(0.01)		$(0.01)		$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	27,483,665		26,894,478		27,456,180	26,826,871

See accompanying notes to unaudited financial statements

SUNSI ENERGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US dollars)

	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009	From inception (January 30, 2007) to August 31, 2010
Cash flow from operating activities:
Net income (loss) for the period	$(390,109)	$(440,220)	$(1,223,907)
Adjustments to reconcile net loss to net cash provided by (used in) operations	-	-	-
Changes in operating assets and liabilities:
Accounts payable	11,693	71,411	161,231
Accounts payable-related party	-	-	-
Compensation payable-related party	(5,671)	-	-
Net cash provided by (used in) operating activities	(384,087)	(368,809)	(1,062,676)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	456,300	625,000	1,488,800
Proceeds - advances payable	40,200	265,651	393,484
Payments - advances payable	(243,000)		(365,303)
Capital contributions	-	-	13,576

Net cash provided by (used in) financing activities	253,500	890,651	1,530,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130,587)	521,842	467,881
Cash and cash equivalents at beginning of period	598,468	4,190	-

CASH & CASH EQUIVALENTS AT END OF PERIOD	$467,881	$526,032	$467,881

SUPPLEMENTAL NON-CASH
Financing actiivity
Accrual of cost of issuance in advances payable	$40,200	$-	$161,200

Supplemental disclosures of cash flow information
Cash paid during period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Unaudited Consolidated financial statements
For Six Months Ended November 30, 2010
(Expressed in U.S. dollars)

1.	CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2010 audited consolidated financial statements. The results of operations for the periods ended November 30, 2010 and November 30, 2009 are not necessarily indicative of the operating results for the full years.

2.	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

The Company has incurred losses since inception resulting in an accumulated deficit of $1,223,907. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Six Months Ended November 30, 2010
(Expressed in U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through November 30, 2010 other than incorporation, legal and professional fees and start-up costs.

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

Financial Instruments

Cash is the only asset on the Company’s balance sheet. The carrying value of cash approximates its fair value.

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
For Six Months Ended November 30, 2010
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

Revenue Recognition

The Company is a development stage entity and has not recognized any revenues since inception. The Company expects to begin generating revenue from the sales of TCS during the three month period ending February 28, 2011. Revenue will be recognized when all of the following elements are satisfied (i) there are no uncertainties regarding customer acceptance;(ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

4.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-29 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Six Months Ended November 30, 2010
(Expressed in U.S. dollars)

5.	ADVANCES PAYABLE

During the period the Company received advances and accruals amounting to $40,200 from a non-affiliated stockholder to help fund the operations of the Company until proceeds were received from the Company’s Stock Offering. The advances were made to the Company on an interest free basis. Therefore no interest has been accrued in the Company’s financial statements. During the period the Company repaid advances amounting to $243,000 to two non-affiliated stockholders.

6.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $1,223,907, which expires in 2030. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at November 30, 2010, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:
November 30, 2010
$

Net Operating Loss	1,223,907
Statutory Tax Rate	35%
Effective Tax Rate	—
Deferred Tax Asset	428,367
Valuation Allowance	(428,367)

Net Deferred Tax Asset	—

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Six Months Ended November 30, 2010
(Expressed in U.S. dollars)

6.	INCOME TAXES (continued)

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at November 30, 2010 and May 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2010 or May 31, 2010.

7.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 27,566,000 shares of common stock issued and outstanding as of November 30, 2010. On March 24, 2009, the Board of Directors approved a 12 for 1 forward stock split. The split has been reflected in the consolidated financial statements for all periods presented.

The Company has been conducting a private placement of its common stock since September 10, 2009 at a price of $2.00 per share, with a maximum issuance of 8,000,000 shares (‘Offering’). During the six months ended November 30, 2010, the Company accepted subscription agreements from investors and correspondingly issued 253,500 shares of its common stock pursuant to the Offering, and received $507,000 in gross proceeds. The cost of this issuance was $50,700.

8.	RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2010, $31,158 was paid to its Chief Financial Officer for compensation and expenses.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Six Months Ended November 30, 2010
(Expressed in U.S. dollars)

9.	COMMITMENTS

SunSi Energies Inc. entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The total financing sought is in the amount of $6,000,000 in equity. The maximum potential amount of fee paid that can be paid on the remaining amounts to be raised, is approximately $600,000. These fees have been accrued as advances payable at November 30, 2010. The terms and condition of financing are subject to Company approval. At November 30, 2010 unpaid fees are $28,181.

On November 10, 2009 and February 9, 2010 the Company entered in agreements with its Director of Business Development and Chief Financial Officer, respectively, to pay each of these individuals $60,000 per year plus any documented out of pocket business expenses.

10.	OTHER EVENTS

The Company incorporated on April 7, 2009 a wholly-owned subsidiary in Hong Kong in the name of “SunSi Energies Hong Kong Limited” (“SunSi HK”) and the Company entered into two (2) Joint Venture Agreements with a Chinese Company respectively on June 18 and June 19, 2009. SunSi Energies Hong Kong had no activity from the date of incorporation through November 30, 2010 other than incorporation, legal and professional fees and start-up costs.

In June 2009, subject to the successful completion of due diligence and other conditions, SunSi Energies Hong Kong committed to invest a total of $10,000,000 in exchange for 90% of the capital stock in the newly formed PRC Joint Venture Company which would have received all of the assets, expertise and technology of a TSC production facility, Zibo Commerce and Trade Co. (“ZBC”) in Zibo, China. On July 31, 2010, the Company discontinued its efforts to purchase the ZBC production facility in Zibo, China.

On August 3rd 2010, SunSi HK signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of its existing 20,000 metric ton (MT) TCS facility, with the intent to increase Wendeng’s capacity by an additional 40,000 MT.

SUNSI ENERGIES INC.
(A Development Stage Company)
Notes to Consolidated financial statements
For Six Months Ended November 30, 2010
(Expressed in U.S. dollars)

11.	SUBSEQUENT EVENTS

On November 30, 2010 the Company entered into definitive agreements to purchase Wendeng from Liu Dongqiang, a Chinese individual, and to have Wendeng re-formed as a joint venture under Chinese law. Wendeng produces 20,000 MT of TCS, annually. The Company expects to close the Wendeng acquisition in the first quarter of 2011.

On December 8, 2010, the Company completed its acquisition of 90% of Zibo Baokai Trade Co., (“Zibo”) a company with the right to globally distribute, without restriction, the TCS production of ZBC, the production facility that the Company had unsuccessfully attempted to purchase in 2009 and 2010.

Also on December 8, 2010, David Natan, the Company’s Chief Financial Officer was appointed to the additional positions of Chief Executive Officer and Director. Mr. Natan replaced Michel Laporte who is remaining with the Company as a consultant.

Subsequent to November 30, 2010 the Company has received $330,000 from the sale of 165,000 shares of common stock.

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

Acquisition of Baokai

On December 12, 2009, SunSi Hong Kong (“SunSi HK”) secured the exclusive distribution rights for Zibo Commerce and Trade Co. (“ZBC”) TCS production for the international market. ZBC is located in China and produces 25,000 metric tons of TCS annually.

On April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai Commerce and Trade Co. (“Zibo Baokai”), a company with the right to distribute ZBC’s TCS production in the China market.

On December 8, 2010, we completed acquisition of 90% of Zibo Baokai Trade Co., (“Baokai”) a company with the right to globally distribute, without restriction all of the TCS production of ZBC. This is same production facility that we had unsuccessfully attempted to purchase in 2009 and 2010 because we believed the terms of acquisition were not beneficial to Sunsi shareholders.

As a result of the consummation of the Baokai acquisition, we expect to begin generating revenues during our third fiscal quarter ending on February 28, 2011.

Definitive Agreement to Purchase Wendeng

On August 3rd 2010, SunSi HK signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of Wendeng’s existing 20,000 metric ton (MT) TCS facility located in China. On November 30, 2010 we entered into a definitive agreement to purchase Wendeng. Under the terms of this agreement, we will acquire a 60% equity interest in Wendeng; and subsequent to consummation of the acquisition, we expect to increase Wendeng's capacity to a total of 60,000MT by the end of calendar 2011. The existing shareholders of Wendeng will contribute to this planned expansion on a pro-rata basis to maintain their equity interest of 40%. Additionally, the current executive management team of Wendeng will provide its technical expertise for the construction, training and operation of the facility and its expansion. All of the management and employees are expected to remain employed by Wendeng. Wendeng's current customer base includes some of the largest polysilicon producers in China. Legal and financial due diligence, which has been underway since mid-September when SunSi entered into a Letter of Intent to acquire Wendeng facility, is progressing well.

There can be no assurances that we can negotiate an acceptable purchase price on the facility; and can raise the sufficient capital necessary to purchase Wendeng.  Additionally, there can be no assurances that if the acquisition is successfully consummated, that we can raise the necessary funds to expand plant capacity.

We expect to complete the acquisition of Wendeng by February 28, 2011 however there can be no assurances.

Results of Operations for the three months and six months ended November 30, 2010 and 2009

Revenues.

We have not earned any revenues from the inception of our Company through the period ending November 30, 2010. As noted above under the section “Acquisition of Baokai”, in December 2010 we completed the acquisition of Baokai, and anticipate to begin earning revenues commencing in December 2010, however, there can be no assurances on the timing of commencing revenue or the amount of revenue that will be generated.

Operating Expenses.

We incurred operating expenses for the three months and six months ended November 30, 2010 of $231,713 and $390,109 respectively, compared to $ 277,881 and $440,220 for the same periods ended in 2009. Operating expenses for the six months ended November 30, 2010 included general and administrative expenses of $67,131, and professional fees expenses of $322,978. Operating expenses for the six months ended November 30, 2009 included general and administrative expenses of $6,482 and professional fees of $433,738. General and administrative expenses increased in 2010 over 2009 levels due to the addition of two employees, a business development director and the addition of a chief financial officer.   The decrease in professional fees from 2010 to 2009 is attributable to a decrease in acquisition related expenses in 2010.

Loss

We incurred net losses for the six months ended November 30, 2010 and 2009 of $390,109 and $440,220 respectively. Our losses for all periods are attributable to operating expenses and our lack of revenue.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

As of November 30, 2010, we had cash of $467,881 and current liabilities of $189,412. We, therefore, had working capital of $278,469.

We have not recorded any revenues since inception and continue generating losses from operations. Since inception we have an accumulated deficit of $1,223,907. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We believe that the Baokai acquisition combined with future fund raising activities will enable us to successfully address our going concern issue, however, there can be no assurances.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had no activity through November 30, 2010 other than incorporation, legal and professional fees and start-up costs.

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

Financial Instruments

Cash is the only asset on our balance sheet. The carrying value of cash approximates its fair value.

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

Revenue Recognition

The Company is a development stage entity and has not recognized any revenues since inception. The Company expects to begin generating revenue from the sales of TCS during the three month period ending February 28, 2011. Revenue will be recognized when all of the following elements are satisfied (i) there are no uncertainties regarding customer acceptance;(ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

Off Balance Sheet Arrangements

As of November 30, 2010, there were no off balance sheet arrangements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended November 30, 2010, the Company accepted subscription agreements from investors and correspondingly sold 253,500 shares of its common stock pursuant to its current private placement offering, and received $507,000 in gross proceeds.  The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

Item 3.     Defaults upon Senior Securities

None

Item 4.     [Removed and Reserved]

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

31
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSI ENERGIES INC.

By:
/s/ David Natan
David Natan
Chief Executive Officer
January 14, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
January 14, 2011

/s/ Richard St-Julien
Richard St-Julien
Secretary, Vice President and Director
January 14, 2011

/s/ David Natan
David Natan
Chief Executive Officer, Chief Financial and Accounting Officer, Director
January 14, 2011