Form 10-K/A
period 2010-05-31
SunSi Energies Inc.
filed 2011-03-23
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None.

EXPLANATORY NOTE

SunSi Energies Inc. (the “Company” or “SunSi”) is filing this Form 10-K/A to amend Part I, Item 1. Business, and Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data (Notes 10 and 11), and to add Exhibits 10.1, 10.2 and 10.3 to Part IV, Item 15. Exhibits, to its Annual Report on Form 10-K for the year ended May 31, 2010 that was originally filed on August 30, 2010 (the “Original Annual Report”), in response to comments received from the Securities and Exchange Commission (the “SEC”) regarding the Original Annual Report as part of the SEC’s comment letter dated February 23, 2011. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s principal executive officer and principal financial officer are being provided as exhibits to this Form 10-K/A.

The Original Annual Report has been revised solely to reflect the changes above. This Form 10-K/A speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report and the Company’s other reports filed with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART I
Item 1.   Business

In General

The Company incorporated in Nevada on January 30, 2007.  On March 24, 2009, the Company changed its name to SunSi Energies Inc. (fka Bold View Resources, Inc.) and changed its business focus to the acquisition of Trichlorosilane (“TCS”) production facilities in China. TCS is a key raw materials required in the solar photovoltaic industry.  Our principal executive office is currently located in Brooklyn, New York and our website is www.sunsienergies.com.  Our common stock trades on the Over the Counter Bulletin Board under the ticker symbol “SSIE”.

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

Going Concern

We have incurred operating losses since our inception resulting in an accumulated deficit of $833,798. Our ability to continue as a going concern is dependent on us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. To date we have funded our operation exclusively from the proceeds from the private placement of our equity. We believe we can continue to raise sufficient liquidity through the sale of equity although there can be no assurances. Additionally we intend to address our going concern issue by acquiring profitable TCS facilities in China although there can be no assurances that we can negotiate terms or raise sufficient capital to consummate such acquisitions. Our auditors issued a going concern opinion on our financial statements.

SunSi Business Plan

Since June 2009, we have actively spent all of our time, and devoted substantially all of or financial resources, to acquire TCS facilities and TCS distribution rights in China. During this period we have incurred significant operating losses resulting in an accumulated deficit of $833,798 as May 31, 2010.  Acquiring TCS facilities in China is an extensive process for a U.S. based company, and requires significant expenditures.

This identification and due diligence process requires us to spend significant funds to (a) travel frequently from the U.S. to China to locate suitable acquisition targets and negotiate acquisition terms with the shareholders of the target company, (b) engage qualified accounting firms to perform audits to ensure that the acquisition target’s financial statements conform to U.S Generally Accepted Accounting Principles(“GAAP”), (c) translate documents from Chinese to English, (d) and to secure Chinese and U.S. legal counsel to help us ensure that all documentation is in conformity with Chinese and U.S. law. Substantially all of our expenses have come from these four expense categories, in addition to the expenses that we have incurred to maintain our status as a U.S public company.

We expect to continue this process until we are successful in acquiring these facilities and distribution rights, although there can be no assurance that we will be successful.

Acquisition of Zibo Baokai Commerce and Trade Co.

During the past nine months we have been performing due diligence on and negotiating with shareholders to purchase the Zibo Commerce and Trade Co. (“ZBC”) a TCS production company with a TCS factory located in Zibo China. On December 12th 2009, prior to our determining whether or not we would buy ZBC, we secured the exclusive international distribution rights (“international rights”) for all of the TCS produced by the ZBC factory. These international rights which were secured by SunSi HK, for nominal consideration, were not contingent on our purchasing ZBC. The international rights entitle us to sell TCS produced by the ZBC factory outside of China only. It gave us no rights to sell ZBC’s production within China. ZBC granted us these international rights because they were hopeful we could generate new customers for their TCS production outside of China.  Historically, substantially all of ZBC’s sales have been within China.

Currently the exportation of TCS out of China is very minimal, since most of the Chinese production is used to supply the country’s demand. SunSi has already identified several potential foreign buyers for the TCS produced by ZBC, which would allow for higher margins that those generated in China. The lower cost of production in China is advantageous when competing over the globe; one that we intend to capitalize on to not only to increase our future profitability, but also our global client base. To date we have not recorded any revenue from these distribution rights.

Recently, we determined that despite our best efforts over the past year, we could not acquire ZBC, as planned, on terms that would be beneficial to SunSi’s shareholders. Therefore, we discontinued our efforts to acquire the ZBC factory, and instead negotiated with ZBC to obtain the exclusive domestic distribution rights, for the TCS produced by ZBC within China, supplement the exclusive international distribution rights which we acquired on December 12, 2010 (described above).

On April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai Commerce and Trade Co. (“Zibo Baokai”). Zibo Baokai is the exclusive distributor for all of ZBC’s domestic production, but does not have any equity interest in ZBC. At the date of this report, we are waiting for the issuance of a business license in order to consummate this acquisition.  All other terms necessary to complete the acquisition were completed on July 31, 2010, when the Articles of Association and Joint Venture Agreement were signed. We expect the cost of the acquisition to be approximately $270,000. When completed, this acquisition will enable SunSi to generate revenue and to create a presence within the Chinese and other international TCS markets.

Upon the successful consummation of the acquisition of Zibo Baokai, we will hold the exclusive distribution rights to 100% of ZBC’s production both internationally and domestically; however, we will not have any interest or ownership position in the ZBC factory.

As part of the Zibo Baokai distribution rights, ZBC has agreed to sell all of its TCS production to us at a price of cost, plus a 10%-15% mark-up. The resale price of the TCS will be determined at our discretion.

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

PART II

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

Additionally, on August 3rd 2010, SunSi HK signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of its existing 20,000 MT TCS facility. The final acquisition price for Wendeng is being negotiated. Immediately subsequent to acquisition, and based on a formal expansion plan prepared by the management of Wending,  SunSi plans to invest an additional RMB 60,000,000 (approximately $ 8,800,000 USD) in capital expenditures on plant, equipment and infrastructure to increase Wendeng’s capacity by an additional 40,000 MT, thereby tripling its current capacity.  There can be no assurance that the company will be able to raise sufficient capital to fund these capital expenditures or that the expansion plan will be successful.

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

The Company is pre-revenue and therefore to implement its business plan of acquiring 90% of the Zibo Baokai distribution company, and a 60% interest in the Wendeng manufacturing facilities, it will need to raise capital and negotiate favorable acquisition terms with the shareholders of each entity. Based on preliminary due diligence we have performed, we believe that the current profitable operating performance of ZBC and Wendeng will aid us in raising the necessary capital, either in the form of equity or debt, to close these transactions.

We expect the cost of the Zibo Baokai transaction to cost $270,000. Currently we have approximately $598,000 of cash on hand. Based on our on hand cash balances, our current fund raising efforts, and our projected expenses, we believe will have sufficient cash on hand to close the Baokai acquisition, although there can be no assurances. We expect the cost of the Wendeng acquisition to be between $6.0 and $8.0 million. We are attempting to negotiate deferred payment terms with the seller of Wendeng that would enable us to pay a significant portion of the acquisition consideration after closing, and to accept Sunsi common stock as part of the acquisition consideration. Additionally, we are working with potential investors to raise either equity or debt financing.  There can be no assurances that we will be able to secure the financing, or, negotiate favorable terms necessary to close the Wendeng transaction.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash.  Cash is deposited with HSBC in Hong Kong and RBC Centura Bank in Florida two high quality financial institutions.

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
Chief Executive and Financial Officer
March 23, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
March 23, 2011

/s/ Richard St-Julien
Richard St-Julien
Secretary and Director
March 23, 2011

/s/ David Natan
David Natan
Chief Executive and Financial Officer, Director
March 23, 2011

EXHIBIT INDEX

Exhibit Number	Description

10.1	Distribution Agreement (1)
10.2	Equity Transfer Agreement dated November 22, 2010 (2)
10.3	Letter Agreement dated December 15, 2010 (3)
31	Certification of Chief Executive Officer and Chief Financial pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10 of the Company’s current report on Form 8-K filed on December 15, 2009 with the SEC.
(2)	Incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 10, 2011 with the SEC.
(3)	Incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K filed on March 10, 2011 with the SEC.

Index to Financial Statements

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Consolidated Balance Sheets as of May 31, 2010 and 2009

F-3	Consolidated Statements of Operations for years ended May 31, 2010 and 2009, and from inception

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for years ended May 31, 2010 and 2009, and from inception

F-5	Consolidated Statements of Cash Flows for years ended May 31, 2010 and 2009, and from inception

F-6	Notes to Consolidated Financial Statements

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
Financing activity
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

The Company incorporated on April 7, 2009 a wholly-owned subsidiary in Hong Kong in the name of “SunSi Energies Hong Kong Limited” (“Sunsi HK”) and the Company entered into two (2) Joint Venture Agreements with ZBC, respectively on June 18 and June 19, 2009. SunSi Energies Hong Kong had no activity from the date of incorporation through August 30, 2010 other than incorporation, legal and professional fees and start-up costs.

In June 2009, subject to the successful completion of due diligence and other conditions, SunSi Energies Hong Kong committed to invest a total of $10,000,000 in exchange for 90% of the capital stock in the newly formed PRC Joint Venture Company which would have received all of the assets, expertise and technology of Zibo Commerce and Trade Co. (“ZBC”) as well as ZBC’s affiliated trucking and transportation company.  On August 30, 2010, concurrent with the acquisition of Zibo Baokai (see Subsequent Events), the Company discontinued its efforts to purchase ZBC.

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

On April 29th 2010, SunSi HK signed a definitive agreement to acquire 90% of Zibo Baokai Commerce and Trade Co. (“Zibo Baokai”) for approximately 1.8 million RMB, or approximately $270,000. At the date of this report, the company is waiting for the issuance of a business license in order to consummate this acquisition.  All other terms necessary to complete the acquisition were completed on July 31, 2010, when the Articles of Association and Joint Venture Agreement were signed. When completed, this acquisition will enable SunSi to generate revenue and to create a presence within the Chinese and other international TCS markets.

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