Form 10-Q/A
period 2010-11-30
SunSi Energies Inc.
filed 2011-03-23
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

SunSi Energies Inc. (the “Company” or “SunSi”) is filing this Form 10-Q/A to amend Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to add Exhibits 10.1 and 10.2 to Part II, Item 6. Exhibits, to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 that was originally filed on January 14, 2011 (the “Original Quarterly Report”), in response to comments received from the Securities and Exchange Commission (the “SEC”) regarding the Original Quarterly Report as part of the SEC’s comment letter dated February 23, 2011. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s principal executive officer and principal financial officer are being provided as exhibits to this Form 10-Q/A.

The Original Quarterly Report has been revised solely to reflect the changes above. This Form 10-Q/A speaks only as of the date the Original Quarterly Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Quarterly Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other reports filed with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

PART I - FINANCIAL INFORMATION

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

Off Balance Sheet Arrangements

As of November 30, 2010, there were no off balance sheet arrangements.

PART II – OTHER INFORMATION

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

10.1	Equity Transfer Agreement dated November 22, 2010 (1)
10.2	Letter Agreement dated December 15, 2010 (2)
31
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 10, 2011 with the SEC.
(2)	Incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K filed on March 10, 2011 with the SEC.

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
Secretary, Vice President and Director
March 23, 2011

/s/ David Natan
David Natan
Chief Executive Officer, Chief Financial and Accounting Officer, Director
March 23, 2011