Form 10-Q
period 2011-02-28
SunSi Energies Inc.
filed 2011-04-18
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,743,500 common shares as of  April 7, 2011.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheet as of May 31, 2010 and Interim Unaudited Consolidated Balance Sheet as of February 28, 2011;

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the Three Months and for the Nine Months ended February 28, 2011 and February 28, 2010

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2011 and February 28, 2010

F-4	Notes to Interim Unaudited Consolidated Financial Statements;

SUNSI ENERGIES INC.
Consolidated Balance Sheets

(Expressed in US dollars)
	February 28,	May 31,
	2011	2010
	(unaudited)
Assets

Current assets
Cash	$448,995	$598,468
Accounts receivable - Net	1,913,687	-
Deposit	80,000	-
Other receivables	36,619	-
Prepaid expense	10,950	-
Total current assets	2,490,251	598,468

Intangible assets - net	273,910	-
Total Assets	$2,764,161	$598,468

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$1,963,458	$149,538
Accrued liabilities	273,910	-
Advances payable	-	230,981
Compensation payable-related party	32,100	5,671
Income taxes payable	23,577	-
Total current liabilities	2,293,045	386,190

Stockholders' equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 27,743,500 and 27,312,500 issued and outstanding at February 28, 2011 and May 31, 2010	27,744	27,312
Additional paid in capital	1,794,133	1,018,764
Accumulated deficit	(1,358,063)	(833,798)
Accumulated other comprehensive income	254	-
Total SunSi Energies Inc. stockholders' equity	464,068	212,278

Noncontrolling interests	7,048	-

Total Liabilities and Stockholders' Equity	$2,764,161	$598,468

See accompanying notes to unaudited financial statements

SUNSI ENERGIES INC.
Consolidated Statements of Operations and Comprehensive (Loss) (Unaudited)

(Expressed in US dollars)

	Three Months		Nine Months
	Ended		Ended
	February 28,		February 28,
	2011	2010	2011	2010

Revenue
Sales	$4,622,360	$-	$4,622,360	$-
Cost of sales	4,528,392	-	4,528,392	-

Gross profit	93,968	-	93,968	-

Operation
Mining exploration	-	-	-	-
Professional fees	75,533	16,888	304,354	442,786
General and administrative	122,053	41,477	283,339	55,799

Total operating expenses	197,586	58,365	587,693	498,585

Loss before income taxes	(103,618)	(58,365)	(493,725)	(498,585)

Income taxes provision	23,492	-	23,492	-

Net loss	(127,110)	(58,365)	(517,217)	(498,585)

Less: Net income attributable to non-controlling interests	7,048	-	7,048	-

Net loss attributable to SunSi Energies	$(134,158)	$(58,365)	$(524,265)	$(498,585)

Net (Loss) Per Common Share Basic	$(0.00)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	27,681,750	27,075,278	27,530,544	26,908,764

Comprehensive loss:

Net loss	(127,110)	(58,365)	(517,217)	(498,585)

Foreign currency translation adjustment	254	-	254	-

Comprenhensive loss	$(126,856)	$(58,365)	$(516,963)	$(498,585)

Comprehensive income attributable to non-controlling interests	$7,048	$-	$7,048	$-

Comprehensive loss attributable to SunSi Energies	$(119,808)	$(58,365)	$(509,915)	$(498,585)

See accompanying notes to unaudited financial statements

SUNSI ENERGIES INC.
Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US dollars)

	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010
Cash flow from operating activities:
Net income (loss) for the period	$(517,217)	$(498,585)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Changes in operating assets and liabilities:
Accounts receivable	(1,906,837)	-
Loans receivable	(36,619)	-
Prepaid expenses and other current assets	(90,950)	-
Accounts payable	1,807,410	(9,362)
Accounts payable-related party	-	5,455
Compensation payable-related party	26,429	-
Taxes payable	23,492	-
Net cash provided by (used in) operating activities	(694,292)	(502,492)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Issuance of common stock	775,800	700,000
Proceeds - advances payable	42,700	155,981
Payments - advances payable	(273,681)	-
Capital contributions	-	-

Net cash provided by (used in) financing activities	544,819	855,981

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(149,473)	353,489
Cash and cash equivalents at beginning of period	598,468	4,190

CASH & CASH EQUIVALENTS AT END OF PERIOD	$448,995	$357,679

SUPPLEMENTAL NON-CASH
Financing actiivity
Accrual of cost of issuance in advances payable	$-	$70,000
Investing activity
Acquisition of Baokai subsidiary in accrued liabilities	$272,930	$-

Supplemental disclosures of cash flow information
Cash paid during period for
Interest	-	-
Income taxes	-	-

SUNSI ENERGIES INC.
Notes to Unaudited Consolidated financial statements
For Nine Months Ended February 28, 2011
(Expressed in U.S. dollars)

1.	CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2010 audited consolidated financial statements. The results of operations for the periods ended February 28, 2011 and February 28, 2010 are not necessarily indicative of the operating results for the full years.

2.	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses since inception resulting in an accumulated deficit of $1,358,063. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.“ Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

3.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

SunSi Energies,Inc.’s (“SunSi, or the Company”) goal is to acquire and develop a portfolio of high quality trichlorosilane (“TCS”) distribution rights and producing facilities that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar photovoltaic (“PV”) energy producing panels. On December 8, 2010, the Company completed its acquisition of 90% of Zibo Baokai Trade Co., (“Baokai”) a company with the right to distribute the trichlorisilane production of Zibo Commerce and Trade Co.(“ZBC”) in the China market. As a result, the Company immediately began to generate revenue for the first time.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had activity since December 9, 2010, and its 90% owned subsidiary, Zibo Baokai Trade Co. All intercompany accounts have been eliminated in consolidation. As a result of this acquisition, and the acquisition described in Note 13. Subsequent Events, the Company has transitioned from a development stage company to planned operations. Consequently the need to disclose certain historical data which has previously been presented in company filings, is no longer necessary.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable, accrued expenses, advances payable, related party payable and income taxes payable.  The carrying values of the short-term financial instruments approximate their fair value due to the short-term nature of these instruments. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist of bank deposits and a money market fund that invests in short-term debt securities. The carrying amount of cash and cash equivalents approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash.  Cash is deposited with a high quality credit institution. On occasion, cash balances deposited in the United States exceed the FDIC limit. Our cash balances in Hong Kong and China are deposited with high quality financial institutions where the risk of loss is considered very minimal.

Accounts Receivable and Allowance for Doubtful Accounts

The Company bills accounts receivable after its products are shipped. The Company bases its allowance for doubtful accounts on estimates of the creditworthiness of customers, analysis of delinquent accounts, payment histories of its customers and judgment with respect to the current economic conditions. The Company generally does not require collateral. The Company believes the allowances are sufficient to cover uncollectible accounts. The Company reviews its accounts receivable aging on a regular basis for past due accounts, and writes off any uncollectible amounts against the allowance.

Revenue Recognition

Revenues are recognized in accordance with ASC 605 and SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements." Under ASC 605, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured. Revenue from sales of TCS is recognized when the Company has concluded arrangements with customers and the product is shipped. The Company has not experienced any returns of its products since it began generating revenues for the period ended February 28, 2011.

Goodwill

We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition. We perform a quarterly review of goodwill for indicators of impairment. For further discussion of goodwill, see “Note 7, Acquisitions and  Goodwill.”

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi dollars and management has adopted ASC 830 “Foreign Currency Matters”. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

4.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2011-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

5.  ACCOUNTS RECEIVABLE

The following table sets forth the composition of the Company’s accounts receivable at February 28, 2011 and May 31, 2010:
	Feb. 28, 2011	May 31, 2010

Accounts Receivable	$1,913,687	$-
Less: Allowance for doubtful accounts	-	-
Accounts Receivable, net	$1,913,687	$-

6.  ADVANCES PAYABLE

During the period the Company received advances and accruals amounting to $40,200 from a non-affiliated stockholder to help fund the operations of the Company until proceeds were received from the Company’s Stock Offering. The advances were made to the Company on an interest free basis. Therefore no interest has been accrued in the Company’s financial statements. During the period the Company repaid advances amounting to $273,681 to two non-affiliated stockholders.

7.   ACQUISTIONS AND GOODWILL

On December 8, 2010, the Company completed its acquisition of 90% of Zibo Baokai Trade Co., (“Baokai”) a company with the right to distribute the trichlorisilane production of Zibo Commerce and Trade Co. (“ZBC”) in the China market. We acquired these distribution rights for $273,910. Since we did not acquire any tangible assets or assume any liabilities for this acquisition, all of the purchase consideration has been allocated to intangible assets as of February 28, 2011. We are in the process of identifying the allocation between goodwill and intangible assets under the guidelines of FASB ASC 805.

Acquisition of Zibo Baokai Trade Company

Assets	$-0-
Liabilities Assumed	-0-
Net Assets	-0-
Consideration payable	$273,910
Goodwill and Intangible Assets	$273,910

8.   INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $1,358,063, which expires in 2031. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2011, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:
February 28, 2011
$

Net Operating Loss	1,358,063
Statutory Tax Rate	35%
Effective Tax Rate	—
Deferred Tax Asset	475,322
Valuation Allowance	(475,322)

Net Deferred Tax Asset	—

8.  INCOME TAXES (continued)

As a result of profits recorded at Baokai located in China, the Company has recorded a tax provision of $23,577 for the quarter ended February 28th based upon the estimated effective tax rate for the Baokai subsidiary for the year ending May 31, 2011.

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at February 28, 2011 and May 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 28, 2011 or May 31, 2010.

9.   STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 27,743,500 shares of common stock issued and outstanding as of February 28, 2011. On March 24, 2009, the Board of Directors approved a 12 for 1 forward stock split. The split has been reflected in the consolidated financial statements for all periods presented.

The Company has been conducting a private placement of its common stock since September 10, 2009 at a price of $2.00 per share, with a maximum issuance of 8,000,000 shares (‘Offering’). During the nine months ended February 28, 2011, the Company accepted subscription agreements from investors and correspondingly issued 431,000 shares of its common stock pursuant to the Offering, and received $862,000 in gross proceeds. The cost of this issuance was $86,200.

10.  RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2011, $53,540 was paid to its Chief Executive Officer for compensation and expenses.

11.  COMMITMENTS

SunSi Energies Inc. entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval.  At February 28, 2011, no unpaid fees were accrued.

On November 10, 2009 and February 9, 2010 the Company entered into agreements with its Director of Business Development and Chief Financial Officer(now also the Company’s Chief Executive Officer), respectively, to pay each of these individuals $60,000 per year plus any documented out of pocket business expenses.

12. OTHER EVENTS

On December 8, 2010, the Company completed its acquisition of 90% of Zibo Baokai Trade Co., (“Baokai”) a company with the right to globally distribute, without restriction, the TCS production of ZBC, the production facility that the Company had unsuccessfully attempted to purchase in 2009 and 2010.

Also on December 8, 2010, David Natan, the Company’s Chief Financial Officer was appointed to the additional positions of Chief Executive Officer and Director. Mr. Natan replaced Michel Laporte who is remaining with the Company as a consultant.

13.  SUBSEQUENT EVENTS

On March 7, 2011 SunSi completed the previously announced purchase (“Acquisition”) of a 60% interest in Wendeng He Xie Silicon Co. Ltd., a company with a trichlorosilane manufacturing factory located in Wendeng, China (“Wendeng”) from Liu Dongqiang, a Chinese individual.  As part of the closing, Wendeng was re-formed as a joint venture business under Chinese law and issued a new business license.

The Acquisition was effected pursuant to an equity transfer agreement dated November 22, 2010, as amended on December 15, 2010 by a letter agreement.

Pursuant to the terms of the Acquisition, the Company shall:

(i)	pay Mr. Liu USD $445,075 within three months of the issuance of the business license;
(ii)
issue 1,349,628 shares of our common stock to Mr. Liu or his assigns, such shares carry a right of redemption by Mr. Liu whereby the Company (or an affiliate of the Company) shall buy such shares back from Mr. Liu within six months at a price of USD equivalent to RMB 18,000,000 on the transfer date (currently equal to approximately USD $2,700,000); and

(iii)	cause an affiliate of the Company to transfer 1,574,566 shares of its Company common stock to Mr. Liu, or his assigns, such shares shall be restricted from resale for 2.5 years.

Wendeng currently produces annually approximately 22,000 metric tons of TCS.

On March 24, 2011, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the State of Nevada’s Secretary of State to change its authorized capital stock (the “Amendment”) from 75,000,000 shares of authorized capital stock, all of which were common stock, par value $0.001 per share, to 100,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the designations, preferences, limitations, privileges, qualifications, as well as dividend, conversion, voting, and other special or relative rights, with respect to the preferred stock as the Board of Directors shall determine from time to time.

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

Overview

SunSi Energies, Inc.’s (“SunSi,” “the Company,” we” “us” our”) goal is to acquire and develop a portfolio of high quality trichlorosilane (“TCS”) distribution rights and producing facilities that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar photovoltaic  (“PV”)  energy producing panels.

Going Concern

We have incurred operating losses since our inception resulting in an accumulated deficit of $1,358,063. Our ability to continue as a going concern is dependent on us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. To date we have funded our operations exclusively from the proceeds from the private placement of our equity. We believe we can continue to raise sufficient liquidity through the sale of equity although there can be no assurances. Additionally we intend to address our going concern issue by acquiring profitable TCS facilities in China although there can be no assurances that we can negotiate terms or raise sufficient capital to consummate such acquisitions. Our auditors issued a going concern opinion on our May 31, 2010 financial statements.

Acquisition of Baokai

On December 8, 2010, we completed acquisition of 90% of Zibo Baokai Trade Co., (“Baokai”) a distribution company with the right to globally distribute, without restriction all of the TCS production of Zibo Commerce and Trade Co. (“ZBC”). ZBC is a TCS production facility located in Zibo, China that has a  production capacity of 25,000 metric tons (MTS) of TCS. This is same production facility that we had unsuccessfully attempted to purchase in 2009 and 2010 because we believed the terms of acquisition were not beneficial to Sunsi shareholders.

As a result of the consummation of the Baokai acquisition, we have begun purchasing inventory from ZBC and generating revenue. With this acquisition, and the Wendeng acquisition described in Note 13. Subsequent Events and below, we have transitioned from a development stage company to planned operations.

Definitive Agreement to Purchase Wendeng

On August 3rd 2010, we signed a letter of intent with Wendeng He Xie Silicon Co. Ltd. (“Wendeng”) for the acquisition of 60% of Wendeng’s existing 20,000 metric ton (MT) TCS facility located in China. On November 30, 2010 we entered into a definitive agreement to purchase Wendeng.

On March 9, 2011 we completed the purchase of a 60% interest in Wendeng from Liu Dongqiang, a Chinese individual.  As part of the closing, Wendeng was re-formed as a joint venture business under Chinese law and issued a new business license.

The Acquisition was effected pursuant to an equity transfer agreement dated November 22, 2010, as amended on December 15, 2010 by a letter agreement.

Pursuant to the terms of the Acquisition, the Company shall:

(i)	pay Mr. Liu USD $445,075 within three months of the issuance of the business license;
(ii)
issue 1,349,628 shares of our common stock to Mr. Liu or his assigns, such shares carry a right of redemption by Mr. Liu whereby the Company (or an affiliate of the Company) shall buy such shares back from Mr. Liu within six months at a price of USD equivalent to RMB 18,000,000 on the transfer date (currently equal to approximately USD $2,700,000); and

(iii)	cause an affiliate of the Company to transfer 1,574,566 shares of its Company common stock to Mr. Liu, or his assigns, such shares shall be restricted from resale for 2.5 years.

As a result of the acquisition we began immediately generating revenues from Wendeng for the three month period ending May 31, 2011.

Results of Operations for the three months and nine months ended February 28, 2011 and 2010

Revenues and Gross Profit

Revenues for the both three and nine month periods ended February 28, 2011 were $4,622,3960 compared to nil in the same periods ended February 28, 2010. The increase in revenues is attributable to the purchase of the Baokai distribution company on December 8, 2010. Under the terms of this agreement we are entitled to purchase TCS inventory from ZBC at agreed upon prices and resell the inventory to customers within China and internationally. ZBC granted these rights to Baokai on the expectation that through our marketing efforts we would expand ZBC’s customer base and their production levels of TCS.  During the period ended February 28, 2011 we generated a gross margin of approximately 2.0% on these sales because the sales came from existing customers of ZBC. We are in discussions with a number of international clients who are interested in purchasing TCS from Baokai.  These new purchases would generate significantly higher gross margins for Baokai than the 2.0%, however there can be no assurances that we will be successful in obtaining sales from these new customers.

Professional fees

We incurred professional fees of $75,533 and $304,354, for the three and nine months ended February 28, 2011, respectively, compared to $16,888 and $442,786, respectively, for the same periods ended February 28, 2010. The decrease in 2011 professional fees for the nine months ended February 28, 2011 compared to the same period in 2010 is attributable to a reduction in due diligence activities related to acquisitions due to the consummation of the Baokai and Wendeng acquisitions.

General and administrative expense

General and administrative expense was $122,053 and $283,339, for the three and nine months ended February 28, 2011, respectively, compared to $41,477 and $55,799 respectively, for the same periods ended February 28, 2010. The increase in both the three and nine month periods in 2011 compared to 2010 is primarily attributable to the addition of three employees in 2011.

Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $1,358,063, which expires in 2031. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the Unites States carried forward in future years.

As a result of profits recorded at the Baokai subsidiary located in China for the period ended February 28, 2011, the Company has recorded a tax provision of $23,492 for the quarter ended February 28th based upon the estimated effective tax rate for the Baokai subsidiary for the year ending May 31, 2011. These gains are not available to be offset against net operating losses in the United States.

Net Loss

We incurred net losses for the nine months ended February 28, 2011 and 2010 of $524,265 and $498,585 respectively. Our losses for all periods are primarily attributable to significant professional fees related to acquisition activity. As a result of the Baokai and Wendeng acquisition we expect to be profitable for the three months ended May 31, 2011, although there can be no assurances

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

Net cash used in operating activities was $694,292 for the nine months ended February 28, 2011 compared to $502,492 for the same period ended February 28, 2010.  This increase in cash used is primarily attributable to changes in operating assets and liabilities in 2011, offset by an increase in the loss in 2011.  Net cash provided by financing activities was $544,819 for the nine months ended February 28, 2011, compared to $855,981 in the same period in 2010. The decrease is primarily attributable to a net repayment of advances payable of $230,961 in 2011.

We began recording revenue for the period ended February 28, 2011. As a result of the consummation of the Wendeng acquisition on March 9th, 2011 and based on their current level of profitability immediately prior to the acquisition, we expect to be immediately profitable on a consolidated basis going forward, although there can be no assurances. We are indebted on the Baokai acquisition for approximately $274,000, and on the Wendeng acquisition for approximately $445,000 payable by June 2011, and approximately $2,700,000 payable by September 2011. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. As a result of our increased visibility and the expected profitability of our recent acquisition of Wendeng and Baokai, we believe we will be able to secure additional debt or equity financing on competitive terms, although there can be no assurances.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SunSi Energies Hong Kong Ltd., which had activity since December 9, 2010, and its 90% owned subsidiary, Zibo Baokai Trade Company. As a result of this acquisition, and the acquisition described in Note 13. Subsequent Events, the Company has transitioned from a development stage company to planned operations. Consequently the need to disclose certain historical data which has previously been presented in company filings, is no longer necessary.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable, accrued expenses, advances payable, related party payable and income taxes payable.  The carrying values of the short-term financial instruments approximate their fair value due to the short-term nature of these instruments. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist of bank deposits and a money market fund that invests in short-term debt securities. The carrying amount of cash and cash equivalents approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash.  Cash is deposited with a high quality credit institution. On occasion, cash balances deposited in the United States exceed the FDIC limit. Our cash balances in Hong Kong and China are deposited with high quality financial institutions where the risk of loss is considered very minimal.

Accounts Receivable and Allowance for Doubtful Accounts

The Company bills accounts receivable after its products are shipped. The Company bases its allowance for doubtful accounts on estimates of the creditworthiness of customers, analysis of delinquent accounts, payment histories of its customers and judgment with respect to the current economic conditions. The Company generally does not require collateral. The Company believes the allowances are sufficient to cover uncollectible accounts. The Company reviews its accounts receivable aging on a regular basis for past due accounts, and writes off any uncollectible amounts against the allowance.

Revenue Recognition

Revenues are recognized in accordance with ASC 605 and SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements." Under ASC 605, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured. Revenue from sales of TCS is recognized when the Company has concluded arrangements with customers and the product is shipped. The Company has not experienced any returns of its products since it began generating revenues for the period ended February 28, 2011.

Goodwill

We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition. We perform a quarterly review of goodwill for indicators of impairment. For further discussion of goodwill, see “Note 7, Acquisitions and  Goodwill.”

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi dollars and management has adopted ASC 830 “Foreign Currency Matters”. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

Off Balance Sheet Arrangements

As of February 28, 2011, there were no off balance sheet arrangements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended February 28, 2011, the Company accepted subscription agreements from investors and correspondingly sold 431,000 shares of its common stock pursuant to its current private placement offering, and received $862,000 in gross proceeds.  The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

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
April 18, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
April 18, 2011

/s/ Richard St-Julien
Richard St-Julien
Secretary, Vice President and Director
April 18, 2011

/s/ David Natan
David Natan
Chief Executive Officer, Chief Financial and Accounting Officer, Director
April 18, 2011