Form 10-K/A
period 2010-05-31
SunSi Energies Inc.
filed 2011-05-03
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

None.

EXPLANATORY NOTE

SunSi Energies Inc. (the “Company” or “SunSi”) is filing this Form 10-K/A Amendment No. 2 to add Exhibits 10.4, 10.5 and 10.6 to Part IV, Item 15. Exhibits, to its Annual Report on Form 10-K for the year ended May 31, 2010 that was originally filed on August 30, 2010, as amended by Form 10-K/A Amendment No. 1 as filed on March 23, 2011 (collectively the “Original Annual Report”), in response to comments received from the Securities and Exchange Commission (the “SEC”) regarding the Original Annual Report as part of the SEC’s comment letter dated May 2, 2011. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s principal executive officer and principal financial officer are being provided as exhibits to this Form 10-K/A.

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
May 3, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
May 3, 2011

/s/ Richard St-Julien
Richard St-Julien
Secretary and Director
May 3, 2011

/s/ David Natan
David Natan
Chief Executive and Financial Officer, Director
May 3, 2011

EXHIBIT INDEX

Exhibit Number	Description

10.4	Zibo Baokai Commerce and Trade Co., Ltd. Articles of Association (1)
10.5	Joint Venture Contract by and between Sunsi Energies Hong Kong Limited and Song Yihua regarding Zibo Baokai Commerce and Trade Co., Ltd. (2)
10.6
Equity Transfer Agreement by and among Song Yihua, Zhou Shengli, Zhang Chengyi and Sunsi Energies Hong Kong Limited for the sale and purchase of the 90% equity interests in Zibo Baokai Commerce and Trade Co., Ltd. (3)

31	Certification of Chief Executive Officer and Chief Financial pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended February 28, 2011 as filed on April 18, 2011 with the SEC.
(2)	Incorporated by reference from Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended February 28, 2011 as filed on April 18, 2011 with the SEC.
(3)	Incorporated by reference from Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended February 28, 2011 as filed on April 18, 2011 with the SEC.