Form 10-K
period 2011-05-31
SunSi Energies Inc.
filed 2011-09-12
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number:     333-145910

SunSi Energies Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Main Street, Suite 309 Brooklyn, New York	11201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  646-205-0291

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive Information or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $44,045,244

The number of shares of the registrant’s only class of common stock issued and outstanding was 29,947,128 shares as of August 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2011 Annual Meeting of Shareholders (Part III).

PART I

ITEM 1.   BUSINESS

In General

The company (“Company”, or “SunSi”, or “we”, “us”, “our”) incorporated in Nevada on January 30, 2007.  On March 24, 2009, the Company changed its name to SunSi Energies Inc. (fka Bold View Resources, Inc.) and changed its business focus to the acquisition of trichlorosilane (“TCS”) production facilities and TCS distribution rights in China. SunSi, through its subsidiaries operating in China, is a manufacturer and distributor of TCS, a critical raw material used to produce polysilicon which is used in approximately 75% of the solar photovoltaic panel industry in the world today.

SunSi’s goal is to acquire and develop a portfolio of high quality TCS distribution rights and production facilities that are strategically located and possess a potential for future growth and expansion. Relatively unknown, but essential to the solar energy industry, TCS is the main feedstock of the solar energy industry, used in the production of polysilicon, which in turn is used in the production of solar photovoltaic (“PV”) energy producing panels, the most common device used worldwide to convert sunlight into power.

On December 8, 2010, we completed the acquisition of 90% of Zibo Baokai Commerce and Trade Co., Ltd., (“Baokai”) a company located in Zibo City, China, which owns the right to globally distribute, without restriction, all of the TCS production of Zibo Baoyun Chemical Plant (“ZBC”). ZBC is the same production facility that we had attempted to purchase in 2009 and 2010, but discontinued our efforts to do so because we believed the terms of acquisition were not beneficial to SunSi shareholders. As a result of the consummation of the Baokai acquisition, we began generating revenues during our third fiscal quarter ended on February 28, 2011, and, also as a result we transitioned from a development stage company to planned operations. Consequently, disclosure of certain historical data which has previously been presented in Company filings is no longer necessary.

In March 2011, we acquired a 60% equity interest in Wendeng Hexie Silicon Industry Co., Ltd. (“Wendeng”) a TCS production facility located in Weihai City, China. As a result of the acquisitions of Baokai and Wendeng, the Company currently controls approximately 55,000 metric tons (“MT”) of TCS production.

We believe that there will be growth in TCS demand and its geographic distribution throughout the world markets. Our objective is to buy TCS production facilities and increase their plant capacity after acquisition to a total capacity of over 140,000 metric tons (“MT”) by the end of 2012. Additionally, whenever possible we will also acquire distribution rights for TCS. We intend to grow from 55,000 MT to 140,000 MT by expanding our Wendeng facility from its current 30,000 MT to 75,000 MT and by acquiring another TCS production facility and expanding its production. In order to achieve our target of 140,000 MT of TCS, we will be required to raise approximately $25.0 million over the next two years. There can be no assurances that we will be successful in raising $25.0 million on favorable terms. If we are unable to expand our capacity above 55,000 metric tons, we believe we will still generate earnings and cash flow from operations.

Currently, 100% of the sales for Baokai and Wending are within China. However, we expect to sell our TCS outside of China and are not aware of any export restrictions in China that would prevent us from doing so.  Currently, we are negotiating with companies located in Italy, Russia, Taiwan and the United States to sell them our TCS. Historically, countries such as Germany and Italy have led the demand for solar PV in recent years, while the United States and Japan are expected to experience a significant growth by 2014 in the renewable energy and solar markets. There can be no assurances that we will be successful in selling TCS outside of China.

Our principal executive office is currently located in Brooklyn, New York, and our website is www.sunsienergies.com.  Our common stock trades on the OTCQB under the ticker symbol “SSIE”.

Acquisition of Zibo Baokai Commerce and Trade Co. Ltd

During a significant portion of 2009 and into early 2010, we performed due diligence and negotiated with the shareholders of ZBC, a 25,000 MT TCS production factory located in Zibo, China, to acquire their facility. On December 12, 2009, prior to our determining whether or not we would buy ZBC, we secured the exclusive international distribution rights (“international rights”) for all of the TCS produced by the ZBC factory. These international rights, which were secured by our wholly-owned subsidiary SunSi Energies Hong Kong Limited ("SunSi HK"), for nominal consideration, were not contingent on our purchasing ZBC. The international rights entitled us to sell TCS produced by the ZBC factory outside of China only. It gave us no rights to sell ZBC’s production within China. ZBC granted us these international rights because they were hopeful we could generate new customers for their TCS production outside of China.  Historically, all of ZBC’s sales have been within China.

In early 2010, we determined that despite our best efforts, we could not acquire ZBC, as planned, on terms that would be beneficial to SunSi. Therefore, we discontinued our efforts to acquire the ZBC factory, and instead turned our attention to acquiring the exclusive rights to domestically distribute the TCS produced by ZBC within China in order to supplement the exclusive international distribution rights which we had already acquired on December 12, 2009 (described above).

In April 2010, SunSi HK signed a definitive agreement to acquire 90% of Baokai, a distribution company, for approximately $270,000. Prior to its acquisition by SunSi, Baokai had been the exclusive distributor for all of ZBC’s production of TCS, but did not have any equity interest in ZBC.

On December 8, 2010, we completed the acquisition of 90% of Baokai which gave us the exclusive distribution rights to 100% of ZBC’s production both internationally and domestically; however, we did not acquire any interest or ownership position in the ZBC factory.

As part of the Baokai distribution rights, ZBC agreed to sell Baokai all of its TCS production to us at a price of cost, plus a 10% to 15% mark-up depending on the nature of the sale. During the period ended February 28, 2011, we generated approximately $4.6 million in revenues with a gross margin of approximately 2.0%. By mutual agreement with ZBC, Baokai agreed to earn a smaller profit margin than originally anticipated on these sales because the sales came from existing customers of ZBC and from the efforts of the ZBC sales force. We are in discussions with a number of international clients who are interested in purchasing TCS from Baokai.  These new purchases would generate significantly higher gross margins for Baokai than the 2.0%; however, there can be no assurances that we will be successful in obtaining sales from these new customers.

Boakai has one client which comprised approximately 97% of their sales for the period ended May 31, 2011. The facility is easily accessible via rail and major highways, in addition to being well equipped for handling chemical products. We believe we can expand Baokai’s client base in the future, although there can be no assurances.

ZBC

ZBC, the sole supplier of Baokai, is strategically located in the Shandong province of China. Founded in 2000, the ZBC facility was originally a wholly-owned subsidiary of Baoxin Mining Company that focused on the research, development, production and marketing of organic silicon products. In 2003, ZBC was built on a 24-acre property located in the city of Zibo, Shandong Province, China (approximately 50 miles east of Jinan).

ZBC started producing TCS in 2005. In late 2007, it began increasing the size of its production facility; an expansion plan that was completed in late 2008. This expansion triggered, during that year, an almost tripled production of TCS (6,000 MT). ZBC’s new production line brings the facility to a current capacity of 25,000 MT per year. ZBC is ISO9001 certified.

Acquisition of Wendeng He Xie Silicon Co. Ltd

On March 18, 2011, we completed the purchase (“Wendeng Acquisition”) of a 60% interest in Wendeng, a trichlorosilane manufacturing company, from Liu Dongqiang, a Chinese individual.  Wendeng is located in the Shandong province of China close to strategic ports, including Weihai and Qingdao. The state-of-the-art Wendeng facility was built in 2008 and currently has an annual capacity of 30,000 MT of TCS. The Wendeng facility was designed and is currently managed by Zhang Fahe, who possesses over 30 years of experience in the Chinese chemical industry. Mr. Fahe has been working in the TCS field since 2001 where he developed efficient TCS production technologies. As part of the closing, Wendeng was re-formed as a joint venture business under Chinese law and issued a new business license.

Pursuant to the terms of the Wendeng Acquisition, the Company:

(i)	paid Mr. Liu USD $445,075 within three months of the issuance of the business license;

(ii)
issued 1,349,628 shares of our common stock to Mr. Liu or his assigns, such shares carry a right of redemption by Mr. Liu whereby the Company (or an affiliate of the Company) shall buy such shares back from Mr. Liu within six months at a price of USD equivalent to RMB 18,000,000 on the transfer date (currently equal to approximately USD $2,700,000). This redemption right was waived by Mr. Liu on June 13, 2011- see below, and;

(iii)	caused an affiliate of the Company to transfer 1,574,566 shares of its Company common stock to Mr. Liu, or his assigns, with such shares being restricted from resale for 2.5 years.

As of March 18, 2011, Wendeng had a production capacity of approximately 20,000 MT tons of Trichlorosilane. As a result of closing the Acquisition, SunSi began to immediately consolidate all of Wendeng’s revenues, and 60% of its profits.

On June 13, 2011, we amended the terms of the Wendeng Acquisition, whereby Mr. Liu canceled our obligation to buy back the 1,349,628 shares of our stock and confirmed that the purchase price for the 60% equity interest in Wendeng is fully paid. Such shares had been classified as “Redeemable Common Stock” on the Company's balance sheet and excluded from Stockholders’ Equity, and will subsequently be included in the Company’s Stockholders’ Equity section of the balance sheet at a value of approximately $2.7 million.

Our plan after acquisition is to expand the manufacturing capacity of Wendeng to 75,000 MT per year. In August 2011, the construction of the expanded capacity from 20,000 to 30,000 MT was substantially completed. The cost of this 10,000 MT ton expansion was approximately $1.5 million. The Company intends to complete quality control measures and other tests by mid October. The expanded capacity is expected to be fully operational at that time. We estimate the total amount of funding required by SunSi to complete the Wendeng expansion from 30,000 MT to 75,000 MT is currently approximately $15.0 million. Mr. Liu, our 40% minority partner in the facility, is expected to contribute between $3-5 million towards this expansion. Our portion of this expansion will be approximately $10-12 million.

If we are unable to raise this amount through the sale of equity securities, we will have to secure additional debt financing to complete the acquisition and the planned expansion project.  If necessary, we intend to negotiate terms for a revolving line of credit and/or conditions for a construction/term loan with various banking institutions.  However, there is no assurance that debt financing will be available or, if available, on terms that are favorable to us.  In addition, if we are unable to raise sufficient equity capital to commence development of the plant expansion, we may pursue the plant expansion through alternative ownership structures, such as joint ventures with other entities. We currently have no commitment for either equity or debt financing. There can be no assurances that the Company will be successful in raising sufficient funds to complete the expansion.

Wendeng Profile

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

Wendeng has four major clients which comprised approximately 94% of their sales for the period ended May 31, 2011. The facility is easily accessible via rail and major highways, in addition to be being well equipped for handling chemical products. We believe we can expand Wendeng’s client base in the future.

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

The Wendeng facility site includes utilities infrastructure and highway access.  When we assessed this acquisition, we considered the following:

●	Proximity to feedstock suppliers;
●	Proximity to ports;
●	Road, rail and water transportation infrastructure at the site;
●	Existing storage and transfer infrastructure;
●	TCS market proximity; and
●	Skilled labor availability.

Trichlorosilane, Polysilicon and PV Production

TCS is a colorless liquid containing silica powder, hydrogen and chlorine and is the key intermediate compound used to produce pure polysilicon. Recently, the sale price of TCS in China has been between approximately $1,450 and $1,650 per MT (which includes 17% V.A.T tax). It takes approximately 6.5 MT of TCS to make 1 MT of polysilicon, and we believe total independent Chinese TCS production capacity is approximately 300,000 MT per year.

According to the Maxim Group Solar Power Industry Equity Research Coverage dated June 23, 2011:

●	Chinese polysilicon production capacity in 2010 was approximately 220,000 MT
●	Global (including China) polysilicon production capacity in 2010 was approximately 250,000 MT
●	The forecast for Chinese polysilicon production capacity in 2012 is approximately 315,000 MT
●	The forecast for Global (including China) polysilicon production capacity in 2012 is approximately 365,000 MT

The price of polysilicon, the main raw material in PV panels, rose in August 2011 for the first time in five months, and Goldman Sachs Group Inc. said solar equipment makers are poised for recovery. The spot price climbed to $51.96 from $51.17 a kilogram in July 2011, trimming its decline in 2011 to 30 percent, according to an index produced by Bloomberg New Energy Finance. Higher polysilicon prices typically indicate greater demand for solar PV panels.

Polysilicon is cast into a multicrystalline ingot in a DSS furnace. The ingot then moves into the wafering operation where it is sawed into bricks and the bricks are then sawed into thin wafers. Next, the wafers are processed into solar cells through a series of etching, doping, coating and electrical contact processes. The next step involves interconnecting and assembling solar cells into solar modules. Finally, solar modules, along with other system components such as batteries and inverters, are installed as solar power systems.

Segment Information

Our operating segments are determined based upon several criteria including: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who functions as our Chief Operating Decision Maker  to evaluate segment performance; and the availability of separate financial information. Our business is organized as two operating segments, Baokai and Wendeng. Baokai is a distributor of TCS and purchases all of its TCS from ZBC, an unaffiliated third party. Wendeng is a manufacturer of TCS as well as a distributor of TCS. Both segments sell TCS to primarily polysilicon makers at approximately the same price. Since Baokai is a distributor only of TCS and does not earn any profit on the manufacturing process since the manufacturing is done by ZBC, Baokai gross margins are substantially less than Wendeng.  Our Director of Business Development oversees both segments, which are marketed jointly to enhance the visibility of both segments inside and outside of China.

During the year ended May 31, 2011, approximately 64.7% of our revenue or $9,755,030 came from Baokai which has operated for five and one half months in 2011, and 35.3% or $5,327,758 came from Wendeng. Net income from Baokai and Wendeng were $134,977 and $633,703, respectively. Further information regarding our operating segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 18 "Segment Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

PV Industry Overview

Today, the majority of the world's electricity supply is generated by fossil fuels such as oil, coal and natural gas. Volatile global energy prices, increasing demand for electricity, particularly in developing economies, growing environmental awareness of the consequences of fossil fuel-based energy sources and the desire for energy security are, we believe, driving the demand for renewable energy sources such as solar photovoltaic (PV) systems. PV systems are used in industrial, commercial and residential applications to convert sunlight directly into electricity. Today, electricity costs generated from PV energy are higher than electricity generated by traditional energy sources, although the difference has decreased substantially in recent years. To offset the higher costs associated with solar energy and to encourage the adoption of alternative energy supplies, certain countries have implemented various tax credits and other incentives in connection with the use of renewable energy.

A solar industry research firm reported that the 2010 world PV market, as measured by total customer installations, increased to 18.2 gigawatts (or GW) from 7.9GW in 2009, a 139% growth increase year over year. The global PV market grew at a compound annual growth rate of 67% between 2005 and 2010. PV industry revenues in 2010 were approximately $82.1 billion. The industry research firm, in its "Green World" scenario, also estimates that in 2015 the annual PV installations at end-user sites may reach approximately 36.4GW with global PV industry revenues of approximately $96.2 billion for 2015.

Manufacturers across the various segments comprising the PV manufacturing process are lowering their manufacturing costs and improving cell efficiency in an effort to make solar generated electricity more price competitive with electricity generated from traditional sources. According to Solarbuzz, a solar industry research firm, solar module prices have fallen from an average of $3.30 per watt in the fourth quarter of 2008 to an estimated $2.17 per watt in the fourth quarter of 2010.

In 2010, China continued to be one of the fastest growing global regions for PV manufacturing. According to Solarbuzz, at the end of 2010, 68% of the world's PV silicon wafer production capacity was located in China (including Taiwan), up from 65% in 2009. Economic incentives offered by the Chinese government and the availability of low cost labor have, we believe, accelerated the expansion of PV manufacturing capacity within the country.

According to the Mercom Capital Group Solar Market Intelligence Report dated August 29, 2011, in Japan, domestic shipments of solar panels may increase by as much as 10 times in a fairly short period after the government recently approved renewable energy subsidies. “Legislation passed today will secure purchase of power generated by solar panels for a long time period,” said Mikio Katayama, chairman of the Japan PV Energy Association, “That will help a rapid expansion of industry-use and utility-use solar systems.” The legislation allows for a “feed-in tariff” or incentives that guarantee above-market rates for producers of wind, solar and geothermal energy. The subsidies are part of government efforts to cut Japan’s reliance on atomic energy after the March 11, 2011 earthquake and tsunami led to radiation leaks from a nuclear power plant.  Panel shipments gained 31 percent from a year earlier to 258.6 megawatts in the three months ended June 30, according to the association. Residential-use systems accounted for about 87 percent of the shipments during the quarter. When implemented in Germany and Spain, feed-in tariffs boosted installations of solar panels. Renewable energy, including solar accounted for 2.9 percent of Japan’s power generation in 2010, compared with 15 percent in Germany, according to the International Energy Agency (source: Bloomberg, August 26, 2011).

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

Customers and Sales

Wendeng

Wendeng currently sells its TCS to the following customers:

1.	Jiangsu Zhong Neng Silicon Industry Technology Development Co. Ltd (GCL Silicon Technology Holdings Inc.)
2.	Zhejiang Zhong Neng Technology Development Co. Ltd.
3.	Luo Yang Zhong Silicon Hi-Tech Technology Development Co. Ltd.
4.	Wuxi Zhong Cai Technology Development Co. Ltd.
5.	Lian Yun Gang Zhong Cai Technology Development Co. Ltd.
6.	Zhejiang Xie Cheng Gui Co. Ltd.
7.	Wendeng Shi Huahai Chemical Co. Ltd.

Of these, Wendeng’s biggest customers are with the main clients being Jiangsu Zhong Neng Silicon Industry Technology Development Co. Ltd (GCL Silicon Technology Holdings Inc.), Zhejiang Zhong Neng Technology Development Co. Ltd and Luo Yang Zhong Silicon Hi-Tech Technology Development Co. Ltd.

We believe that after expanding the Wendeng plant capacity, we can expand Wendeng’s customer base even further as well as increase the volume sold to these current clients.

Baokai

Baokai currently has three stable clients for its TCS and we intend to continue working with them in the future. Our subsidiary Baokai owns the exclusive distribution rights of the entire production of the ZBC TCS facility.

Baokai Current TCS Customers:

1.	Luo Yang Zhong Silicon Hi-tech Technology Development Co. Ltd

2.	Jiangsu Zhong Neng Silicon Industry Technology Development Co. Ltd GCL Silicon Technology Holdings Inc. - http://www.gcl-silicon.com/

3.	LDK Solar Co., Ltd, Hi-Tech Industrial Park- www.ldksolar.com.

Since the acquisition of Baokai in December 2010, LDK has accounted for approximately 97% of Baokai’s revenues. Baokai is attempting to diversify its customer base including customers from outside of China; however, there can be no assurances it will be successful in doing so.

Inputs and Procurement Plan

Wendeng has contracts with key suppliers of silica powder, chlorine liquid and methanol. Chlorine liquid, methanol and silica powder are currently sourced locally in Shandong. We foresee that our current suppliers will be able to meet the demand of the expanded capacity of our production facility being developed.

Government Incentives and Regulations

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our TCS. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to consumers of solar power systems, which could decrease the market for PV installations, thereby harming our business, prospects, results of operations and financial condition.

The installation of PV systems is subject to oversight and regulation in accordance with foreign, national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to PV systems may result in significant additional expenses to us and, as a result, could cause a significant reduction in demand for PV installations. In addition, the manufacture of TCS involves the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. Under various foreign, federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances.

Solar Energy Government Incentives

China

Backed by the Chinese government’s total stimulus package of RMB 4 trillion ($585 billion), Chinese businesses are now among the top producers of electric vehicles, wind turbines, solar panels and energy efficient appliances, according to a report released in September 2009 by ICIS.com. In March 2009, the China government introduced the "Solar Roofs Plan" for promoting the application of solar PV building. The Ministry of Finance in July 2009 re-introduced the "Golden Sun Project" with more specific details of the related policy. The policy provides that for grid-connected photovoltaic power generation projects, the state will provide 50% of the total investment as subsidies. The subsidy will rise to 70% for solar power systems in remote areas that are not currently connected to the grid. Projects with a minimum capacity of 500MW would be eligible for the related incentive.

In August 2011, China announced its feed-in-tariff program whereby developers with solar PV projects approved before July 1, 2011, or completed by the end of 2011, will receive 1.15 Yuan per kilowatt hour. Meanwhile, those approved after that date will be paid 1 Yuan per kilowatt-hour, according to guidelines released in August by the National Development and Reform Commission (NRDC). The tariffs will apply only to those projects approved under non-competitive tenders.

China is already the world's largest solar panel manufacturer and the new incentive regime is expected to now firmly establish the country as one of the leading purchasers of PV systems.

The move also supports the country's latest Five Year Plan, which in March 2011 outlined a massive clean energy building program in order to generate 20 per cent of China's energy from non-fossil fuel sources.

United States

The U.S. federal government and various state governments have created incentive programs to encourage electricity production from renewable energy sources including solar.  The federal incentive programs include corporate depreciation, exemption and tax credits, federal grant and loan programs, industry recruitment/support, performance-base incentives, and personal exemptions and tax credits.

Direct federal subsidies to the solar industry rose from $179 million (in 2007) to $1.13 billion (in 2010).  That represents an increase of 626 percent.

The primary federal programs for solar subsidization are:

●    The Investment Tax Credit, or ITC. Created by Congress in 2005, the ITC is a reduction in overall tax liability for individuals or businesses that invest in solar energy generation technology. It is equal to 30% of investment in energy production using solar electric, solar hot water, fuel cell or small wind methods. Expires Dec. 31, 2016.

●    The 1603 Treasury Grant Program. When the recession hit, many solar companies were no longer able to take full advantage of the Investment Tax Credit because they did not make enough profit. So, in 2009, Congress included a provision in the sweeping American Recovery and Reinvestment Act — also known as the stimulus bill — that allows the owners of commercial solar property to receive a federal grant equal to 30% of their investment. If they opt for the grant, they cannot receive the tax credit. Expires Dec. 31, 2011.

●    The Department of Energy's Loan Guarantee Program. This program has two parts that affect solar. The first is known as the Section 1703 program. It was created by Congress in 2005 to support innovative clean energy technologies that are typically unable to attract conventional private financing because they are new and considered risky by commercial banks. It is not set to expire, but it depends on Congress for funding each year. The second loan guarantee program is known as the Section 1705 program. It was included in the 2009 stimulus bill to provide more loan opportunities to renewable energy companies during the economic downturn. Expires Sept. 30, 2011. To receive funding, solar projects must begin construction no later than that date.

Various state incentive programs include tax exemptions and credits for U.S. producers as well as feed-in tariff programs in particular states such as California. These various incentives are expected to benefit electricity producers but also equipment manufacturers and TCS makers due to increased demand.

Europe

Across Europe in 2011, most countries generally rolled back their solar energy subsidies. Still, most European countries have feed-in tariff programs to boost electricity production from solar, wind and other renewable energy. In a typical feed-in tariff program, utilities are required to buy all the electricity generated from renewable sources, such as solar and wind, and pay rates that are higher than the prices for conventional power.

Competition

We compete directly with independent producers of TCS on the basis of reputation, technology, delivery, service and price.  Many of these producers have significantly greater resources than we do.  We also expect the number of our competitors to increase significantly in the future. We also compete indirectly with polysilicon and solar PV panel manufacturers that produce their own proprietary TCS, as opposed to purchasing it from independent TCS manufacturers such as us.  The development of other TCS plants, particularly those in close proximity to our plant, will increase the supply of TCS and may result in lower local TCS and glycerin prices and higher costs for feedstock.

Currently, we believe there are approximately 25 TCS producers, most of which have relatively small production capacity, and less than 10 have a production capacity of over 2,000 MT per year. We believe total independent Chinese TCS production capacity is approximately 300,000 MT per year.

China’s independent TCS producers are mainly located in Jiangxi, Tangshan of Hebei, Zibo of Shandong, Chongqing of Sichuan, Wuhan of Hubei, and Shanghai. We believe our main direct competitors are Leshan Yongxiang Resins Co., Ltd., Tangshan Sunfar Silicon Industries Co., Ltd., Huaxiang Chemical Industry Co., Ltd., and Kaihua Synthetic Material Co., Ltd.

Employees

We have 83 full-time employees.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

ITEM 1A.   RISK FACTORS.

RISK FACTORS

Our business, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K before deciding to invest in shares of our common stock. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and an investor in our common stock could lose all or part of their investment.

 Risks Related to Our Business

General economic conditions may have an adverse impact on demand for our TCS.  Demand for TCS product is affected by general economic conditions. A downturn in the global solar PV panel market reduces demand for TCS. Uncertainties about economic conditions, negative financial news, tighter credit markets and declines in asset values have, in the recent past, caused our customers to postpone or cancel making purchases of TCS. Increasing budgetary pressures could reduce or eliminate government subsidies and economic incentives for on-grid solar electricity applications. A prolonged downturn in the global economy could have a material adverse effect on our business in a number of ways, including decreased demand for our products, which would result in lower sales. Uncertainty about future economic conditions makes it challenging for us to: forecast demand for our products and our operating results, make business decisions and identify the risks that may affect our business. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, results of operations and financial condition may be materially and adversely affected.

Because we are recently formed and have little operating history and little experience operating a TCS production plant, we may have difficulties successfully completing and operating the plant.  We have little operating history and limited resources. We are dependent on our officers and directors to manage our business and development.  However, our officers and directors have little to no experience managing or operating a TCS production plant.  Our lack of an operating history and our inexperience may make it difficult for us to successfully complete and operate the plant.  If we do not successfully complete and operate our Wendeng plant, our results may be adversely affected.

We will operate in an intensely competitive industry, and there can be no assurance that we will be able to compete effectively. The TCS business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the TCS we intend to sell.  There are numerous other entities operating and considering or in the process of construction of TCS plants, some of which are near or in our potential trade territory and supply region.  Nationally, the TCS industry may become more competitive given the substantial initial construction of TCS facilities currently taking place. In light of such competition, there is no assurance that we will be able to complete or successfully sell our products at a profitable price.

To produce TCS we must purchase significant amounts of feedstock, which may not be available to us at reasonable costs or at all.  TCS production requires significant amounts of feedstock including silica powder, chlorine liquid and methanol. We have entered into agreements with third party suppliers of feedstock, including silica powder, liquid chlorine and methanol, which are needed to produce TCS. It is currently believed that these third party suppliers will likely be able to supply increased demand for either feedstock.  However, even if the producers of such materials are willing to supply such feedstock for use in the operation of our plant(s), there can be no assurance at this point that we will be able to enter into long-term contracts for such supplies at all or at favorable rates.  A significant reduction in the quantity of feedstock or an increase in the prices of feedstock could result in increased costs with adverse financial consequences to us.

Our operating costs could be higher than we expect, and this could reduce any dividends we may potentially pay.  In addition to general market fluctuations and economic conditions, we could experience significant operating cost increases from numerous factors, many of which are beyond our control.  These increases could arise from, among others:

●	Higher feedstock prices because of an inadequate supply of or greater demand for feedstock;
●	Higher labor costs, particularly if there is a labor shortage;
●	Higher costs for electricity due to market conditions and demands; and
●	Higher transportation costs because of greater demands on truck transportation services.

In addition, operating the plant subjects us to ongoing compliance with applicable governmental regulations, such as those governing pollution control, occupational safety and other matters.  We may have difficulty complying with these regulations and our compliance costs could increase significantly.

The price of TCS is affected primarily by the supply of TCS and with the increase in TCS plants over the next few years, the increase in the amount of TCS produced could decrease the price of TCS, which will decrease the amount of revenue we may generate. As more TCS plants come on line in China and around the world in the next few years, the price of TCS may decrease with the increased supply of TCS being produced in China and around the world. Decrease in the price of TCS will result in our generating less revenue.

As more TCS plants are built, TCS production will increase and, if demand does not sufficiently increase, this could result in lower prices for TCS, which will decrease the amount of revenue we may generate.  We expect that the number of TCS producers and the amount of TCS produced will likely continue to rapidly increase.  In particular, we believe there is a significant push in China, and other countries in Asia to develop and construct TCS plants or products that would compete with us in the marketplace.  We cannot assure you that the demand for TCS will continue to increase.  The demand for TCS is dependent on numerous factors, including governmental regulations, governmental incentives, and the development of other technologies or products that may compete with TCS.  If the demand for TCS does not sufficiently increase, then increased TCS production may lead to lower TCS prices.  Decreases in the price of TCS will result in the Company generating lower projected revenue.

The TCS industry is very competitive, which means we may not be successful in obtaining supplies or selling our products.  Competition in the TCS industry is strong and growing more intense as more TCS production facilities are built and the industry expands.  Our business faces competitive challenges from other plants similar to the plant and from larger facilities.  The plant will be in direct competition with other TCS producers, many of which have greater resources than we do.  We will compete with other facilities and customers in our regional market.  We expect that additional TCS producers will enter the market if the regulatory environment remains favorable and the demand for TCS continues to increase.

Technological advances could significantly decrease the cost of producing TCS or result in the production of higher quality TCS, and if we are unable to adopt or incorporate technological advances into our operations, the plant could become uncompetitive or obsolete.  We expect that technological advances in the processes and procedures for processing TCS will continue to occur.  It is possible that those advances could make the processes and procedures that we intend to use at the plant less efficient or obsolete, or cause the TCS we produce to be of a lesser quality.  These advances could also allow our competitors to produce TCS at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our TCS production methods and processes could be less efficient than our competitors, which could cause the plant to become uncompetitive.

Our business will not be diversified because we will be primarily dependent on one product:  TCS.  As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the TCS industry.  Our success depends on our ability to timely construct the plant and efficiently produce TCS.  With the exception of the selling of Phosphorous Oxychloride, Phosphorous Trichloride and Divinylbenzene that are produced as co-products of our TCS production, we do not have any other lines of business or other sources of revenue to rely on if we are unable to produce and sell TCS and glycerin, or if the market for those products declines.  We will not have the ability to produce any other products.  Our lack of diversification means that we may not be able to adapt to changing market conditions or to weather any significant decline in the TCS industry.

Competition for qualified personnel in the TCS industry is intense, and we may not be able to hire and retain qualified managers, engineers and operators to operate the plant efficiently.    Our success depends in part on our ability to attract and retain competent personnel.  We must hire or otherwise engage qualified managers, engineers and accounting, human resources, operations and other personnel.  Competition for employees in the TCS industry is intense.  If we are unable to hire, train and retain qualified and productive personnel, we may not be able to operate the plant efficiently and the amount of TCS we produce and market may decrease.

Our plant requires substantial amounts of electricity, which we will depend on independent utilities to provide.  Any interruption in our electricity supply may force us to halt operations.  The market price of electricity fluctuates significantly.  Any significant increase in the market price of electricity or our generating costs will result in increased operating costs and lower profit margins and could have a material adverse effect on our business.

If we are unable to hire and retain a sales staff to market our products, we will not be able to sell the TCS or glycerin that we produce.  We presently do not have a sales staff to market the sale of our products.  If we are unable to attract and retain competent personnel or our sales staff is unable to perform its duties, we may not have any readily available means to sell our products.  Consequently, we may not obtain the best possible prices for our products.  We will depend upon the performance of the sales staff we hire and our failure to sell all of our products may result in less income from sales.

Risks Relating to the Solar Photovoltaic Industry

Government subsidies and economic incentives for on-grid solar electricity applications could be reduced or eliminated. Demand for PV equipment, including on-grid applications, has historically been dependant in part on the availability and size of government subsidies and economic incentives. Currently, the cost of solar electricity exceeds the retail price of electricity in most major markets in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, South Korea, Japan, China and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and/or manufacturers of PV products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives have expired or are due to expire in time, phase out over time, cease upon exhaustion of the allocated funding and/or are subject to cancellation or non-renewal by the applicable authority. For example, Germany continues to reduce their solar feed-in tariff rate for roof-top solar systems and the elimination of subsidies of ground-based solar systems on agricultural land, effective in July 2010. Spain, which has also been a major market for PV products, reduced subsidies in 2009 from 2,400 MW per year to 500 MW of solar projects. The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for PV equipment or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects. Conversely, the Chinese government has adopted feed-in-tariffs, which could significantly increase solar market demand. We may not, however, benefit from such feed-in-tariffs if we are unable to compete with other TCS manufacturers.

        Further, any government subsidies and economic incentives could be reduced or eliminated altogether at any time and for any reason. Relevant statutes or regulations may be found to be anti-competitive, unconstitutional or may be amended or discontinued for other reasons. Some government subsidies and incentives have been subject to challenge in courts in certain foreign jurisdictions. New proceedings challenging minimum price regulations or other government incentives in other countries in which we conduct our business may be initiated, and if successful, could cause a decrease in demand for our products.

        The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for PV equipment or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products. The market for electricity generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of user-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are currently being modified and may be modified again in the future. These regulations and policies could deter end-user purchases of PV products and investment in the research and development of PV technology. For example, without a mandated regulatory exception for PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to end-users of PV systems and make such systems less attractive to potential customers, which may have a material adverse effect on demand for our products and our financial condition, results of operations, business and/or prospects.

The photovoltaic industry may not be able to compete successfully with conventional power generation or other sources of renewable energy. Although the PV industry has experienced growth in recent years, it still comprises a relatively small component of the total power generation market and competes with other sources of renewable energy, as well as conventional power generation. Many factors may affect the viability of widespread adoption of PV technology and thus demand for solar wafer manufacturing equipment, including the following:

●           cost-effectiveness of solar energy compared to conventional power generation and other renewable energy sources;

●           performance and reliability of solar modules compared to conventional power generation and other renewable energy sources and products;

●           availability and size of government subsidies and incentives to support the development of the solar energy industry;

●           success of other renewable energy generation technologies such as hydroelectric, wind, geothermal and biomass; and

●           fluctuations in economic and market conditions that affect the viability of conventional power generation and other renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels.

        As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

 Risks Related to the Wendeng Plant Expansion

We may change our business plan and decide not to expand the Wendeng facility.  Our board of directors reserves the right not to expand the Wendeng plant.  If the board of directors decides not to expand the Wendeng plant to 75,000 MT, we may not produce as many MT of TCS as planned and may also be subject to increased costs to pay for additional resources.  This could cause us to be less profitable.

We may need to revise cost estimates for the expansion of the Wendeng plant, and such expansion could result in devaluation of your Shares if the expansion requires additional capital.  We based our anticipated capital needs on a contractual commitment and of a total project cost of approximately $10,000,000.  There is also no assurance that there will not be design changes in the planned expansion, or cost overruns associated with the expansion of the plant.  Any significant increase in the estimated expansion cost of the plant could delay our ability to generate revenues because our projected revenue stream may not be able to adequately support the increased cost and expense attributable to increased set-up costs.

Compliance with new and existing environmental laws and rules could significantly increase our set-up and start-up costs, and force us to delay or halt set-up or operation.  To expand the Wendeng plant, we will need to obtain and comply with a number of permitting requirements.  As a condition of granting necessary permits, regulators could make demands that increase our costs of setting-up and operations, in which case we could be forced to obtain additional debt or equity capital.  Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during the set-up and operation of the plant.  If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent set-up or operation of the plant.  This would significantly increase the cost of the project.  We cannot assure you that we will be able to obtain and comply with all necessary permits to expand and operate the Wendeng plant.

Significant increases in the cost of the project may require us to obtain additional debt or equity capital that may be difficult and expensive to obtain, or may not be available at all, and which could delay and diminish our profitability.  The estimated expansion cost of the Wendeng plant is based on certain estimates, and there is no assurance that the final cost will not be higher.  Certain other events and conditions, including economic factors, site conditions, design modifications and set-up delays or overruns, could also lead to significant increases in the project costs.  Delays and changes are not uncommon in similar projects such as the one in which we intend to engage, and such delays and changes may increase the cost of the project, and delay operation and expansion.  Increases in the cost of the project would likely require us to procure additional debt financing, which may be difficult and expensive to obtain, or may not be available at all.  If costs increase, the total cost of the expansion and capital required could increase, perhaps significantly, and our revenues may not be able to adequately support the increased expense and debt attributable to increased set-up costs.  In that event, our projected profitability could be delayed and decreased.

Delays due to, among others things, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to timely commence operations.    Our schedule depends upon several assumptions, including the effectiveness of agreements that remain to be negotiated and signed.  We could also incur delays in the expansion of the plant due to permitting or zoning delays, opposition from local groups, shortages of labor or material, defects in materials or workmanship or other causes.  In addition, the availability of financing, changes in interest rates or the credit environment or changes in political administrations at the Chinese federal, provincial or local level that result in policy changes toward the plant could result in delays in our timetable for setting-up and commencement of operations.  Delays will hinder our ability to commence operations and generate revenue.

Defects in the performance of the Wendeng plant could result in a reduction in our revenues and profitability.  Although we intend to engage third party companies to expand the plant, we do not believe we will receive any warranties with respect to materials and workmanship or assurances that the project will operate at design capacity.  Defects in the setting-up or performance of the plant could occur, and there is no assurance that we, our sub-contractors or anyone else that we contract with could correct these problems.  If defects delay the set-up or hinder the operations of the plant, our revenues and profitability could be materially adversely affected.

Risks Related to Doing Business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses. The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Certain political and economic considerations relating to China could adversely affect our company.  China is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy still operates under five-year and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations, or the official interpretation thereof, which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.   The PRC government  imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Currency conversion and exchange rate volatility could adversely affect our financial condition and the value of our common stock. The PRC government imposes control over the conversion of Renminbi, or RMB, into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China, or PBOC, publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996 (which has been amended in 1997 and 2008), and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange for capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Between 1994 and 2004, the exchange rate for RMB against the US dollar remained relatively stable, most of the time in the region of RMB8.28 to US$1.00. However, in 2005, the Chinese government announced it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the US dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert US dollars into RMB for our operations, appreciation of this currency against the US dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into US dollars for the purpose of declaring dividends on our common stock or for other business purposes and the US dollar appreciates against the RMB, the US dollar equivalent of our earnings from our subsidiaries in China would be reduced.

The legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes with third parties.  The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to Regulation and Governmental Action

Compliance with new and existing environmental laws and regulations could significantly increase our expansion costs, and force us to delay or halt expansion operation.  To operate our plant, we need to comply with a number of permitting requirements.  We may have difficulties obtaining these permits.  As a condition of granting necessary permits, regulators could make additional demands that increase our costs of expansion and operations, in which case we could be forced to obtain additional debt or equity capital.  Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during the expansion and operation of the plant.  If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent expansion or operation of the plant.  This would significantly increase the cost of the plant.  We cannot assure you that we will be able to obtain and comply with all necessary permits to expand and operate the plant.

Our business is subject to extensive and potentially costly environmental regulations that could change and significantly increase our operating costs.  We are subject to environmental regulations of China regulatory agencies.  These regulations could result in significant compliance costs and may change in the future.  Also, such agencies may seek to implement additional regulations or implement stricter interpretations of existing regulations.  Changes in environmental laws or regulations or stricter interpretation of existing regulations may require significant additional capital expenditures or increase our operating costs, thereby causing the loss of some or all of your investment.

In addition, the plant could be subject to environmental nuisance or related claims by employees, property owners, environmental groups or residents near the plant arising from air, water or other discharges.

These individuals and entities may object to these discharges and emissions into the environment from the plant.  Environmental and public nuisance claims, tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs and affect our profitability.

Risks Related to our Common Stock

There is no assurance that we will be able to pay dividends to our shareholders, which means that you could receive little or no return on your investment.  Payment of dividends from our earnings and profits may be made at the sole discretion of our board of directors, subject to the provisions of the Nevada Revised Statutes, our articles and restrictions imposed by our creditors.  There is no assurance that we will generate any distributable cash from operations.  Our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion.  Consequently, you may receive little or no return on your investment.

We may authorize and issue shares of new classes that could be superior to or adversely affect you as a holder of our common stock.  Our board of directors and shareholders have the power to authorize and issue shares of classes that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights. These shares may be issued at a price and on terms determined by our board of directors.  The terms of the shares and the terms of issuance of the shares could have an adverse impact on your rights and could dilute your financial interest in us.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.  Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets.  In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders.  The amount of any debt financing we incur to finance the construction and commencement of operations at the plant, plus possible additional borrowings and operating liabilities, creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our shareholders after payment of our debts.

There is a limited public market for our common stock. There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock will be able to be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

      Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the OTCQB, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTCQB, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.   PROPERTIES

Wendeng

Our Wendeng TCS manufacturing facilities and related offices are located on approximately 11 acres of property in Beizhenge Village, Mishan Town, Wendeng City, China. The annual property tax is approximately $20,000.

Corporate Offices

We lease our principal offices at 45 Main Street, Suite 309 Brooklyn, New York, 11201 for an annual fee of $2,400. Our phone number is 646-205-0291.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB of OTC Markets. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCQB under the symbol “SSIE”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending May 31, 2011
Quarter Ended	High	Low
May 31, 2011	$3.15	$3.00
Feb 28, 2011	$3.25	$1.45
Nov 30, 2010	$3.25	$0.86
Aug 31, 2010	$3.60	$3.06
May 31, 2010	$3.50	$3.00
Feb 28, 2010	$4.00	$1.01
Nov 30, 2009	$3.20	$1.01
Aug 31, 2009	$3.00	$2.72

Holders of Our Common Stock

As of August 29, 2011, we had 29,947,128 shares of our common stock issued and outstanding, held by 424 shareholders of record.

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

Recent Sales of Unregistered Securities

In our fourth quarter of the fiscal year ended May 31, 2011, we issued an aggregate of 292,500 shares of our restricted common stock to 5 accredited investors for proceeds of $585,000 in our ongoing private placement.  The securities were issued exempt from registration under the Securities Act of 1933 pursuant to an exemption provided by Rule 506 of Regulation D.

In our fourth quarter of the fiscal year ended May 31, 2011, we issued 21,900 shares of our common stock to a consultant as compensation for investor relations services. The securities were issued exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic , market or business conditions; general stock market performance; the performance of the solar energy industry in general; increasingly competitive environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects; changing alternative energy technologies; raising sufficient capital to fund the expansion of Wendeng to 75,000 MT and acquisition of other TCS manufacturing facilities; our ability to find suitable TCS acquisition targets, our ability to complete the Wendeng expansion on budget and on time, the price of TCS sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; attaining projected revenue of $20-$25 million per year at Wendeng; the level of production by the Wendeng factory; Baokai's success in attaining new clients under its TCS distribution agreement; the decision by potential investors who have signed subscription agreements not to pay for such SunSi common shares; the decision by the American Stock Exchange to reject the Company's planned application for listing; our ability to successfully manage a business in China; and success in implementing productivity initiatives. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

SunSi’s goal is to acquire and develop a portfolio of high quality TCS producing facilities (and in some cases distribution rights) that are strategically located and possess a potential for future growth and expansion. TCS is the main feedstock of the solar energy industry, used in the production of silicon, which in turn is used in the production of solar PV energy producing panels.

Acquisition of Zibo Baokai Trade and Commerce Co. Ltd.

During a significant portion of 2009 and into early 2010, we performed due diligence and negotiated with the shareholders of ZBC, a 25,000 MT TCS production factory located in Zibo China, to acquire their facility. On December 12, 2009, prior to our determining whether or not we would buy ZBC, we secured the exclusive international distribution rights (“international rights”) for all of the TCS produced by the ZBC factory. These international rights which were secured by SunSi HK, for nominal consideration, were not contingent on our purchasing ZBC. The international rights entitled us to sell TCS produced by the ZBC factory outside of China only. It gave us no rights to sell ZBC’s production within China. ZBC granted us these international rights because they were hopeful we could generate new customers for their TCS production outside of China.  Historically, all of ZBC’s sales have been within China.

In early 2010, we determined that despite our best efforts, we could not acquire ZBC, as planned, on terms that would be beneficial to SunSi. Therefore, we discontinued our efforts to acquire the ZBC factory, and instead negotiated with ZBC to obtain the exclusive domestic distribution rights, for the TCS produced by ZBC within China to supplement the exclusive international distribution rights which we acquired on December 12, 2009 (described above).

On December 8, 2010, SunSi HK acquired 90% of Baokai for $270,000, an acquisition which gave us the exclusive distribution rights to 100% of ZBC’s production both internationally and domestically; however, we did not acquire any interest or ownership position in the ZBC factory.

As part of the Baokai distribution rights, ZBC agreed to sell Baokai all of its TCS production at a price of cost, plus a 10% to 15% mark-up depending on the nature of the sale. During the period ended February 28, 2011, we generated approximately $4.6 million in revenues with a gross margin of approximately 2.0%. By mutual agreement with ZBC, Baokai agreed to earn a smaller profit margin than originally anticipated on these sales because the sales came from existing customers of ZBC and from the efforts of the ZBC sales force. We are in discussions with a number of international clients who are interested in purchasing TCS from Baokai.  These new purchases would generate significantly higher gross margins for Baokai than the 2.0%; however, there can be no assurances that we will be successful in obtaining sales from these new customers.

Boakai has one client which comprised approximately 97% of their sales for the period ended May 31, 2011. The facility is easily accessible via rail and major highways, in addition to being well equipped for handling chemical products. We believe we can expand Baokai’s client base in the future, although there can be no assurances.

Acquisition of Wendeng He Xie Silicon Co. Ltd

 On March 18, 2011, we acquired (“Wendeng Acquisition”) a 60% interest in Wendeng, a trichlorosilane manufacturing company, from Liu Dongqiang, a Chinese individual.  Wendeng is located in the Shandong province of China close to strategic ports, including Weihai and Qingdao. The state-of-the-art Wendeng facility was built in 2008 and currently has an annual capacity of 30,000 MT of TCS. The Wendeng facility was designed and is currently managed by Zhang Fahe, who possesses over 30 years of experience in the Chinese chemical industry. Mr. Fahe has been working in the TCS field since 2001 where he developed efficient TCS production technologies. As part of the closing, Wendeng was re-formed as a joint venture business under Chinese law and issued a new business license.

As of March 18, 2011, Wendeng had a production capacity of approximately 20,000 MT tons of Trichlorosilane. As a result of closing the Wendeng Acquisition, SunSi began to immediately consolidate all of Wendeng’s revenues, and 60% of its profits.

On June 13, 2011, we amended the terms of the Wendeng Acquisition, whereby Mr. Liu canceled our obligation to buy back the 1,349,628 shares of our stock and confirmed that the purchase price for the 60% equity interest in Wendeng is fully paid. Such shares had been classified as “Redeemable Common Stock” on the Registrant balance sheet and excluded from Stockholders’ Equity and will subsequently be included in the Company’s Stockholders’ Equity section of the balance sheet at a value of approximately $2.7 million.

Our plan after acquisition is to expand the manufacturing capacity of Wendeng to 75,000 MT per year. In August 2011, the construction of the expanded capacity from 20,000 to 30,000 MT was substantially completed. The cost of this 10,000 MT ton expansion was approximately $1.5 million. The Company intends to complete quality control measures and other tests by mid October. The expanded capacity is expected to be fully operational at that time. We estimate the total amount of funding required by SunSi to complete the Wendeng expansion from 30,000 MT to 75,000 MT is currently approximately $15.0 million. Mr. Liu, our 40% minority partner in the facility, is expected to contribute between $3-5 million towards this expansion. Our portion of this expansion will be approximately $10-12 million.

If we are unable to raise this amount through the sale of equity securities, we will have to secure additional debt financing to complete the acquisition and the planned expansion project.  If necessary, we intend to negotiate terms of a revolving line of credit and/or conditions for a construction/term loan with various banking institutions.  However, there is no assurance that debt financing will be available or, if available, on terms that are favorable to us.  In addition, if we are unable to raise sufficient equity capital to commence development of the plant expansion, we may pursue the plant expansion through alternative ownership structures, such as joint ventures with other entities. We currently have no commitment for either equity or debt financing. There can be no assurances that the Company will be successful in raising sufficient funds to complete the expansion.

Results of Operations for the fiscal years ended May 31, 2011 and 2010

During our fiscal year ended May 31, 2011, we consummated the acquisitions of Baokai in December, 2010 and Wendeng in March 2011 as described throughout this Report. As a result of these acquisitions, we emerged from a Development Stage company into planned operations.  The results of operations include approximately five and one-half months of operations for Baokai and two and one-half months of operations for Wendeng, respectively for 2011, compared to nil in the previous fiscal year ended May 2010.  Therefore, comparisons between 2011 and 2010 may not be indicative of current trends because of partial year operating results.

Segment Results

The following table sets forth operations by segment for the years ended May 31, 2011 and 2010, and as of May 31, 2011 and 2010:

	2011	2010
Sales:
Baokai	$9,755,030	$—
Wendeng	5,327,758	—
Corporate	—	—
Total	$15,082,788	$—
Cost of goods sold:
Baokai	$9,538,061	$—
Wendeng	3,506,938	—
Corporate	—	—
Total	$13,044,999	$—
Gross margin:
Baokai	$216,969	$—
Wendeng	1,820,820	—
Corporate	—	—
Total	$2,037,789	$—
Operating expenses:
Baokai	$37,000	$—
Wendeng	975,882	—
Corporate	921,247	621,835
Total	$1,934,129	$621,835
Provision for income taxes:
Baokai	$44,992	$—
Wendeng	211,235	—
Corporate	—	—
Total	$256,227	$—
Net income (loss):
Baokai	$134,977	$—
Wendeng	633,703	—
Corporate	(921,247)	(621,835)
Total	$(152,567)	$(621,835)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Net Revenue

Revenue for the year ended May 31, 2011 from the sales of TCS was $15,082,788 compared to nil for the same period ended May 31, 2010. The revenues generated in fiscal 2011 were as a result of two acquisitions (Baokai and Wendeng) described throughout this Report.  Baokai recorded $9,755,030 in revenue for the five and half month period after acquisition, and Wendeng recorded $5,327,758 in revenue for the two and one half month period from March 18, 2011 through May 31, 2011. All of these revenues were recorded within China. The price of TCS in China is typically based on short time contracts and the spot market enabling both the buyer and the seller to adapt to market conditions. Currently, the price of TCS within China is approximately $1,400-$1,600 USD per metric ton.  These prices include 17% V.A.T. taxes.  For GAAP accounting purposes V.A.T. taxes included in the selling price to customers are excluded when determining net revenues.  Although the price of polysilicon, of which TCS is an essential raw material required to make polysilicon, has come down approximately 30% since January 2011, the price of TCS has come down approximately 10% during this period. We believe the price of TCS has not come down proportionally because there are a limited number of quality TCS facilities in the world and polysilicon manufacturers are beginning to outsource their TCS rather than deploy capital to expand TCS plant capacity. There can be no assurance that the price of TCS will not decline in the next 12 months, which if it occurred would reduce our gross margin and profitability.

Gross Margin

Gross margin is calculated by subtracting cost of sales from net revenue.  The gross margin percentage is calculated by dividing the gross margin by net revenues. The gross margin percentage of approximately 13.5% for the period ended May 31, 2011 is attributable to a 34.2% percent margin on sales at Wendeng for two and one-half months, offset by a 2% margin earned on net revenues at Baokai for five and one-half months. Margins are 2% at Baokai because we are a distributor of TCS produced by the ZBC factory and our purchase price is fixed.  The gross margin at Baokai is fixed at 2% for all existing customers, but will increase if we can bring new customers to Baokai that will purchase TCS from the ZBC TCS factory which Baokai buys all of its TCS from. There can be no assurances that we will be successful in doing so.  If the price of TCS fluctuates at Baokai, we will still earn a 2% margin; however, if there are price fluctuations either up or down for TCS, our gross margin percentage will be impacted.  If current TCS prices remain relatively constant, we expect our gross margin percentage will increase because sales at Wendeng will be significantly higher, which carry higher margins than Baokai.

Professional Fees

We incurred professional fees of $618,992 and $580,981, respectively, for the fiscal years ended May 31, 2011 and 2010, respectively. Professional fees consist of legal, accounting and other due diligence fees. The increase in 2011 professional fees, which were primarily incurred in the United States associated with public company activity compared to the same period in 2010, is attributable to an increase in due diligence activities due to the consummation of the Baokai and Wendeng acquisitions.

General and Administrative Expenses

General and administrative expenses (G&A) was $1,315,137 for the fiscal year ended May 31, 2011 compared to $40,854 for the period ended May 31, 2010. The increase in G&A expense in 2011 is primarily attributable to the inclusion of G&A expenses at Wendeng in 2011 due to the acquisition of Wendeng on March 18, 2011. The primary components of G&A expenses include, office expense, salaries and benefits not directly associated with manufacturing process, and building expenses and maintenance.

Provision for Income Taxes

The provision for income taxes was $256,227 or 247.2% for the period ended May 31, 2011 compared to $0 (0%) for the same period ended May 31, 2011.

As a result of profits recorded at the Baokai subsidiary and Wendeng subsidiaries located in China for the period ended May 31, 2011, we have recorded a tax provision of $256,227, or 25% tax rate which is the statutory rate in China for all earnings. The profits generated in China are not available to be offset against net operating losses in the United States.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a U.S net operating loss of approximately $1,684,000 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the United States carried forward in future years.

Net loss

For the fiscal year ended May 31, 2011, we had a loss of $419,546, or ($.02) per share, compared to a loss of $621,835, or ($.02) per share, for the comparable period ended May 31, 2010.  During 2010, we were a development stage company with no revenues and only expenses.  During the third and fourth quarters of 2011, we consummated two acquisitions. Approximately $233,000 of our loss was non-cash in nature due to depreciation and amortization for the period ended May 31, 2011.  We were profitable in the fourth quarter of 2011 and expect to be profitable on an annual basis going forward.

The  weighted average number of basic and fully diluted shares outstanding for the periods ended May 31, 2011 and 2011 were 27,675,252 and 26,972,486, respectively. There are no dilutive equivalents included in our calculation of fully diluted shares in either period, nor are there any fully diluted equivalents that would have been included if we had been profitable in either period.

Liquidity and Capital Resources

As of May 31, 2011, we had cash on hand of $640,880.  Of this amount, $51,580 was in the U.S. and $581,882 was in China and $7,418 was in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support operations in the United States.  U.S. operations are comprised of a holding company with expenses and no business operating activities that are revenue generating.  Historically, the sole source of funding for U.S. corporate activities has been in the form of private placements of our common stock.  Subsequent to May 31, 2011, we sold 510,200 shares of our stock and raised approximately $918,000 in cash, net of fees.  We believe our current cash on hand and our ability to continue raising funds from the sale of equity will be sufficient to fund our U.S. activities for the next year.

We expect to generate positive cash flow from Chinese operations during the next year.  We are in the process of seeking funding in the form of equity or debt to expand our Wendeng facility from 30,000 MT to 75,000 MT. We estimate that this expansion will cost approximately $10.0 million. We believe we will be successful in raising these funds; however, there can be no assurances.

As of May 31, 2011, we had a working capital deficit of $5,458,737. The deficit is primarily attributable to the related party payable of $5,321,502 due to the 40% minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. The minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $1,205,132 for the year ended May 31, 2011 compared to $631,203 for the same period in 2010. The increase in 2011 compared to 2010 is attributable to a net change in operating assets and liabilities offset by a decrease in net loss.

Net cash provided by investing activities was $287,826 for the year ended May 31, 2011 compared to no activity for the same period in 2010. The net cash provided in 2011 is primarily due to the amount of cash acquired at Wendeng exceeding the cash consideration paid for Wendeng by approximately $472,000 and due to purchase of approximately $185,000 in equipment subsequent to acquisition.

Net cash provided by financing activities was $948,599 for the period ended May 31, 2011 compared to $1,225,481 for the same period in 2010.  The proceeds received in both periods are primarily attributable to the sale of equity through private placements.

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

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods.   These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Financial Instruments

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits held in the United States, Hong Kong and the PRC. The carrying amount of cash and cash equivalents approximates fair value.

As of May 31, 2011, $581,882 of the cash and cash equivalents were in banks in China, Wendeng Branch of ICBC (Industrial & Commercial Bank of China). The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  As of May 31, 2011 and May 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.  As of May 31, 2011, four customers accounted for approximately 14%, 19%, 29% and 37%, respectively, or approximately 99% of total accounts receivable. These same customers also accounted for approximately 5%, 10%, 15% and 62%, respectively, of the Company’s revenues, or approximately 92% of revenues for the period ended May 31, 2011.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivable.  The Company did not have any accounts receivable as of May 31, 2010.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from one month in the normal course of business.  The Company does not accrue interest on trade accounts receivable. Historically, losses from uncollectible accounts have not significantly deviated from the specific allowance estimated by the management.  This specific provisioning policy has not changed in the past since establishment and the management considers that the aforementioned specific provisioning policy is adequate and does not expect to change this established policy in the near future.

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods in a saleable condition to the point of sale.   The Company’s inventory reserve requirements generally fluctuate based on projected demands and market conditions. In determining the adequate level of inventories to have on hand, management makes judgments as to the projected inventory demands as compared to the current or committed inventory levels. Inventory quantities and condition are reviewed regularly and provisions for excess or obsolete inventory are recorded based on the condition of inventory and the Company’s forecast of future demand and market conditions.

No provisions for excess or obsolete inventory were made as of May 31, 2011.

Intangible assets – land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of 50 years. The lease term is obtained from the relevant PRC land authority.

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

The property, plant and equipment of the Company will be depreciated with straight-line method according to the following estimated residual value and service life.

	Service life (year)	Estimated residual rate %	Annual depreciation rate %

Building	20	5	2.05
Furniture and equipment	5	5	3.17
Machines and equipment	10	5	7.34
Automotive equipment	5	5	10.93
Office equipment	5	5	8.64

The residual value and service life of property, plant and equipment will be reviewed on each balance sheet date, and adjusted if necessary.

The Company capitalizes the interest expenses incurred before property, plant and equipment are built and installed to the usable state, and capitalizes other loan interest expenses.

Construction in progress

The value of construction in progress comprises buildings and plants under construction, as well as machines and equipment being installed and commissioned, specifically comprises the costs of property, plant and equipment and other direct costs, relevant interests accrued during the construction period and profits and losses from foreign exchange transactions.

Depreciation will not start until the construction in progress is completed and put into operation.

Impairment of Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its long-lived assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining depreciation or amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Each year, the Company performs a transitional test for impairment of goodwill and other indefinite-lived intangible assets. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The Company’s annual fair value assessment is performed each May 31 on subsidiaries with material goodwill on their respective balance sheets. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

Goodwill and Intangible Assets

Under ASC 350, the Company is required to perform an annual impairment test of the Company’s goodwill and indefinite-lived intangibles. On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting subsidiary to its carrying value, including goodwill. The Company estimates the fair value of each reporting subsidiary by estimating the present value of the reporting subsidiaries future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 Accounting for Income Taxes.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the periods ended May 31, 2011 and May 31, 2010.

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

Fair value of financial instruments

The Company adopted FASB ASC 820 on June 1, 2010.  The adoption of FASB ASC 820 did not materially impact the Company's financial position, results of operations or cash flows.  FASB ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.  The carrying amounts of both the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized upon customer acceptance. This occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract. The significant risks and rewards of ownership are transferred to the customers at the time when the products are delivered and there is no significant post-delivery obligation to the Company. In addition, the sales price is fixed or determinable and collection is reasonably assured.  The Company does not provide customers with contractual rights of return for products.  When there are significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of the sales agreement with its customer in order to determine whether any significant post-delivery performance obligations exist.  Currently, the sales do not include any terms which may impose any significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s products represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw and other materials that are included in the cost of producing the Company’s finished products.

Advertising expenses

Advertising costs are expensed as incurred.

Shipping and handling costs

All shipping and handling costs are included in cost of sales expenses.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi (“RMB”) dollars and management has adopted ASC 830 “Foreign Currency Matters”. The RMB is not freely convertible into foreign currencies.  Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders' equity in the statement of stockholders' equity.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on his evaluation, he concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information with respect to our executive officers;

Name	Age	Position Held with the Company	Held Since

Richard St-Julien	42	Vice-President and Secretary	2009

David Natan	58	Chief Executive Officer and Chief Financial Officer	2010

Kebir Ratnani	60	Director	2009

For other information required by this item, see the sections entitled “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information with respect to certain relationships and related transactions and director independence, see the sections entitled “Corporate Governance” and “Board of Directors and Committees” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For information with respect to principal accounting fees and services, see the section entitled “Principal Accounting Fees and Services” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

21.1	Subsidiaries
31.1	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSI ENERGIES INC.

By:
/s/ David Natan
David Natan
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)
September 12, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
September 12, 2011

/s/ Richard St-Julien
Richard St-Julien
Director
September 12, 2011

/s/ David Natan
David Natan
Director
September 12, 2011

Index to Financial Statements

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Sunsi Energies Inc.
Brooklyn, New York

We have audited the accompanying consolidated balance sheets of Sunsi Energies Inc. (the Company) as of May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss),   stockholders’ equity (deficit), and cash flows for the years ended May 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunsi Energies Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 9,  2011

SUNSI ENERGIES INC.
Consolidated Balance Sheets

	May 31,	May 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$640,880	$598,468
Accounts receivable, net	4,669,490	-
Notes receivable	941,314	-
Inventory	563,579	-
Prepaid expenses and other current assets	399,086	-
Total current assets	7,214,349	598,468
Fixed assets	7,559,369	-
Goodwill	3,357,277	-
Intangible assets, net	3,025,489	-
Related party receivables	1,177,204	-
Other assets	248,879	-
Total assets	$22,582,567	$598,468
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,320,381	$149,538
Accrued liabilities	256,444	-
Advances payable	-	230,981
Related party payables	5,535,149	5,671
Income taxes payable	1,561,112	-
Total current liabilities	12,673,086	386,190
Total liabilities	12,673,086	386,190

Commitments and contingencies	-	-
Redeemable common stock and capital in excess of $0.001 par value. 1,349,628 shares included in issued and outstanding below	2,707,488	-

Stockholders' Equity:
SunSi Energies Inc. stockholders' equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.001 par value. 75,000,000 shares authorized; 29,436,928 and
27,312,500 shares issued and outstanding as of May 31, 2011 and 2010, respectively	29,437	27,312
Additional paid-in capital	5,057,252	1,018,764
Accumulated deficit	(1,253,344)	(833,798)
Accumulated other comprehensive income	100,896	-
Total SunSi Energies Inc. stockholders' equity	3,934,241	212,278
Noncontrolling interests	3,267,752	-
Total equity	7,201,993	212,278
Total liabilities and stockholders' equity	$22,582,567	$598,468

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended May 31,
	2011	2010

Sales	$15,082,788	$-
Cost of goods sold	13,044,999	-
Gross margin	2,037,789	-
Operating expenses:
Professional fees	618,992	580,981
General and administrative	1,315,137	40,854
Total operating expenses	1,934,129	621,835
Income (loss) from operations before income taxes	103,660	(621,835)
Provision for income taxes	256,227	-
Net loss	(152,567)	(621,835)
Less: Net income attributable to noncontrolling interests	266,979	-
Net loss attributable to SunSi Energies Inc common shareholders	$(419,546)	$(621,835)

Basic loss per share	$(0.02)	$(0.02)
Diluted loss per share	$(0.02)	$(0.02)
Weighted-average number of common shares outstanding:
Basic	27,675,252	26,972,486
Diluted	27,675,252	26,972,486

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Stockholders' Equity (Deficit)

							Accumulated Other Comprehensive Income
					Additional Paid-in Capital			Total Stockholders' Equity
	Preferred Stock		Common Stock			Retained Earnings			Noncontrolling Interests	Total Equity
	Shares	Value	Shares	Value

Balance, May 31, 2009	-	$-	26,760,000	$26,760	$24,816	$(211,963)	$-	$(160,387)	$-	$(160,387)

Components of comprehensive loss:
Net loss	-	-	-	-	-	(621,835)	-	(621,835)	-	(621,835)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	(621,835)	-	(621,835)	-	(621,835)

Issuance of common stock in connection with sales made under
private offerings	-	-	552,500	552	1,104,448	-	-	1,105,000	-	1,105,000
Cost of common stock issuances in connection with sales made
under private offerings	-	-	-	-	(110,500)	-	-	(110,500)	-	(110,500)

Balance, May 31, 2010	-	-	27,312,500	27,312	1,018,764	(833,798)	-	212,278	-	212,278

Components of comprehensive income (loss):
Net income (loss)	-	-	-	-	-	(419,546)	-	(419,546)	266,979	(152,567)
Change in foreign currency translation	-	-	-	-	-	-	100,896	100,896	44,479	145,375
Total comprehensive income (loss)	-	-	-	-	-	(419,546)	100,896	(318,650)	311,458	(7,192)

Issuance of common stock in connection with sales made under
private offerings	-	-	711,000	711	1,421,289	-	-	1,422,000	-	1,422,000
Cost of common stock issuances in connection with sales made
under private offerings	-	-	-	-	(142,200)	-	-	(142,200)	-	(142,200)
Issuance of common stock in exchange for consulting, professional
and other services	-	-	63,800	64	114,128	-	-	114,192	-	114,192
Acquisition of equity interests in subsidiaries	-	-	1,349,628	1,350	2,645,271	-	-	2,646,621	2,956,294	5,602,915

Balance, May 31, 2011	-	$-	29,436,928	$29,437	$5,057,252	$(1,253,344)	$100,896	$3,934,241	$3,267,752	$7,201,993

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Cash Flows

	Year Ended May 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(152,567)	$(621,835)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	233,025	-
Common stock issued in exchange for services	114,192	-
Changes in operating assets and liabililites:
Accounts receivable	(2,644,763)	-
Notes receivable	(253,034)	-
Inventory	(83,052)	-
Prepaid expenses and other current assets	(240,420)	-
Related party receivables	(29,564)	-
Other assets	(92,013)	-
Accounts payable	2,198,486	5,797
Accrued liabilities	(533,607)	-
Income taxes payable	283,856	-
Related party payables	(5,671)	(15,165)
Net cash used in operating activities	(1,205,132)	(631,203)

Cash flows from investing activities:
Cash consideration for acquisition of business, net of cash acquired	(495,075)	-
Cash acquired in acquisition of business	967,626	-
Purchase of property, plant and equipment	(184,725)	-
Net cash provided by investing activities	287,826	-

Cash flows from financing activities:
Proceeds from issuance of common stock	1,279,800	1,105,000
Proceeds from related party payables	-	-
Repayments of related party payables	(100,220)	-
Proceeds from advances payable	42,700	120,481
Repayments of advances payable	(273,681)	-
Net cash provided by financing activities	948,599	1,225,481

Effect of exchange rates on cash and cash equivalents	11,119	-
Net increase in cash and cash equivalents	42,412	594,278
Cash and cash equivalents at beginning of period	598,468	4,190
Cash and cash equivalents at end of period	$640,880	$598,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Estimated beginning fair value of assets and liabilities received on consolidation:
Assets acquired	$16,013,998	$-
Liabilities assumed	$(10,294,200)	$-
Noncontrolling interests	$(2,956,294)	$-
Total net assets acquired	$2,763,504	$-
Identified intangible assets on acquisitions	$3,093,070	$-
Issuance of stock related to acquisitions	$5,354,109	$-
Accrued share issuance costs	$-	$110,500

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Notes to Consolidated financial statements
May 31, 2011
(Expressed in U.S. dollars)

1.	NATURE OF OPERATIONS

SunSi Energies, Inc. (“the Company”, or “SunSi”) was incorporated in the State of Nevada on January 30, 2007. SunSi through its operations in China (“China” or “PRC”) is a specialty chemical manufacturer and distributor whose focus is to acquire and develop a portfolio of high quality trichlorosilane (“TCS”) producing facilities and distribution rights that possess a potential for future growth and expansion. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for photovoltaic (PV) panels that convert sunlight to electricity. Prior to December 9, 2010 when the Company acquired 90% of Zibo Baokai Commerce and Trade Co., Ltd. (“Baokai”), SunSi was a Development Stage Company as defined by ASC Topic 915. After the purchase of Baokai, the Company emerged from development stage status and started generating revenues.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and are expressed in U.S. Dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary SunSi Energies Hong Kong Ltd. (“SunSi HK”), SunSi HK's 90% owned subsidiary Baokai and SunSi HK's 60% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). All intercompany accounts have been eliminated in consolidation. As a result of the acquisitions of Baokai and Wendeng, the Company has transitioned from a development stage company to planned operations. Consequently, the need to disclose certain historical data which has previously been presented in company filings is no longer necessary.

The significant accounting policies are as follows:

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

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods.   These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Financial Instruments

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits held in the United States, Hong Kong and the PRC (“China”). The carrying amount of cash and cash equivalents approximates fair value.

As of May 31, 2011 $581,882 of the cash and cash equivalents were in banks in China, Wendeng Branch of ICBC (Industrial & Commercial Bank of China). The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  As of May 31, 2011 and May 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the Unites Stated, Hong Kong and the PRC, which management believes are of high credit quality.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivable.  The Company did not have any accounts receivable as of May 31, 2010.

As of May 31, 2011, four customers accounted for approximately 14%, 19%, 29% and 37%, respectively, or approximately 99% of total accounts receivable. These same customers also accounted for approximately 5%, 10%, 15% and 62%, respectively, of the Company’s revenues, or approximately 92% of revenues for the period ended May 31, 2011.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from one month in the normal course of business.  The Company does not accrue interest on trade accounts receivable. Historically, losses from uncollectible accounts have not significantly deviated from the specific allowance estimated by the management.  This specific provisioning policy has not changed since establishment and the management considers that the aforementioned specific provisioning policy is adequate and does not expect to change this established policy in the near future.

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods in a saleable condition to the point of sale.   The Company’s inventory reserve requirements generally fluctuate based on projected demands and market conditions. In determining the adequate level of inventories to have on hand, management makes judgments as to the projected inventory demands as compared to the current or committed inventory levels. Inventory quantities and condition are reviewed regularly and provisions for excess or obsolete inventory are recorded based on the condition of inventory and the Company’s forecast of future demand and market conditions.

No provisions for excess or obsolete inventory were made as of May 31, 2011.

Intangible assets – land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of 50 years. The lease term is obtained from the relevant PRC land authority.

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

The property, plant and equipment of the Company will be depreciated with straight-line method according to the following estimated residual value and service life.

	Service life (year)	Estimated residual rate %	Annual depreciation rate %

Building	20	5	2.05
Furniture and equipment	5	5	3.17
Machines and equipment	10	5	7.34
Automotive equipment	5	5	10.93
Office equipment	5	5	8.64

The residual value and service life of property, plant and equipment will be reviewed on each balance sheet date, and adjusted if necessary.

The Company capitalizes the interest expenses incurred before property, plant and equipment are built and installed to the usable state, and capitalizes other loan interest expenses.

Construction in progress

The value of construction in progress comprises buildings and plants under construction, as well as machines and equipment being installed and commissioned, specifically comprises the costs of property, plant and equipment and other direct costs, relevant interests accrued during the construction period and profits and losses from foreign exchange transactions.

Depreciation will not start until the construction in progress is completed and put into operation.

Impairment of Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its long-lived assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining depreciation or amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Each year, the Company performs a transitional test for impairment of goodwill and other indefinite-lived intangible assets. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The Company’s annual fair value assessment is performed each May 31 on subsidiaries with material goodwill on their respective balance sheets. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

Goodwill and Intangible Assets

Under ASC 350, the Company is required to perform an annual impairment test of the Company’s goodwill and indefinite-lived intangibles. On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting subsidiary to its carrying value, including goodwill. The Company estimates the fair value of each reporting subsidiary by estimating the present value of the reporting subsidiaries future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 Accounting for Income Taxes.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the periods ended May 31, 2011 and May 31, 2010.

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

Fair value of financial instruments

The Company adopted FASB ASC 820 on June 1, 2010.  The adoption of FASB ASC 820 did not materially impact the Company's financial position, results of operations or cash flows.  FASB ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.  The carrying amounts of both the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized upon customer acceptance. This occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract. The significant risks and rewards of ownership are transferred to the customers at the time when the products are delivered and there is no significant post-delivery obligation to the Company. In addition, the sales price is fixed or determinable and collection is reasonably assured.  The Company does not provide customers with contractual rights of return for products.  When there are significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of the sales agreement with its customer in order to determine whether any significant post-delivery performance obligations exist.  Currently, the sales do not include any terms which may impose any significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s products represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw and other materials that are included in the cost of producing the Company’s finished products.

Advertising expenses

Advertising costs are expensed as incurred.

Shipping and handling costs

All shipping and handling costs are included in cost of sales expenses.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi (“RMB”) dollars and management has adopted ASC 830 “Foreign Currency Matters”. The RMB is not freely convertible into foreign currencies.  Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders' equity in the statement of stockholders' equity.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by these financial statements. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Pronouncement	Issued	Title

ASU No. 2010-25	September 2010	Plan Accounting—Defined Contribution Pension Plans (Topic 962) Reporting Loans to Participants by Defined Contribution Pension Plans EITF consensus
ASU No. 2010-26	October 2010	Financial Services—Insurance (Topic 944) Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts EITF consensus
ASU No. 2010-27	December 2010	Other Expenses (Topic 720) Fees Paid to the Federal Government by Pharmaceutical Manufacturers EITF consensus
ASU No. 2010-28	December 2010	Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts EITF consensus
ASU No. 2010-29	December 2010	Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations EITF consensus
ASU No. 2011-01	January 2011	Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20
ASU No. 2011-02	April 2011	Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring
ASU No. 2011-03	April 2011	Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements
ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
ASU No. 2011-05	June 2011	Comprehensive Income (Topic 220): Presentation of Comprehensive Income
ASU No. 2011-06	July 2011	Other Expenses (Topic 720): Fees Paid to the Federal Government by. Health Insurers
ASU No. 2011-07	July 2011	Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our financial statements.

4.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

Accounts and notes receivable at May 31, 2011 and May 31, 2010 consisted of the following:

	May 31, 2011	May 31, 2010

Trade receivables	$4,669,490	$-
Notes receivable	941,314	-
Total
	$5,610,804	$-

As of May 31, 2011, four customers accounted for approximately 14%, 19%, 29% and 37%, respectively, or approximately 99% of total accounts receivable. These same customers also accounted for approximately 5%, 10%, 15% and 62%, respectively, of the Company’s revenues, or approximately 92% of revenues for the period ended May 31, 2011.  Notes receivable of $941,314 represent negotiable commercial paper which can be used in China to purchase new products or to pay for invoices due.

5.	INVENTORY

Inventories at May 31, 2011 and May 31, 2010 consisted of the following:

	May 31, 2011	May 31, 2010

Raw materials	$526,753	$-
Finished goods	36,826	-

Total	$563,579	$-

No provision for excess or obsolete inventory was made as of May 31, 2011.

6.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other assets at May 31, 2011 and May 31, 2010 consisted of the following:

	May 31, 2011	May 31, 2010

Advances to suppliers	$360,113	$-
Prepaid expenses	36,101	-
Other	2,872	-

Total	$399,086	$-

Advances made to suppliers are for the purchase of raw materials which are expected to be recovered in one year.  Prepaid and other expenses represent various prepayments at Wendeng.

7.	PROPERTY, PLANT AND EQUIPMENT

As part of the closing, Baokai was re-formed as a joint venture business under Chinese law and issued a new business license.

Property, plant and equipment consisted of the following at May 31, 2011 and May 31, 2010:

			May 31, 2011	May 31, 2010
		Accumulated	Net book	Net book
	Cost	Depreciation	Value	Value

Building	$3,637,779	$(36,604)	$3,601,175	$-
Furniture and equipment	4,113	(193)	3,920	-
Machinery and equipment	3,637,067	(78,255)	3,558,812	-
Automotive equipment	167,401	(8,157)	159,244	-
Office equipment	4,260	(210)	4,050	-
Construction in Progress	232,168	—	232,168	-

	$7,682,788	$(123,419)	$7,559,369	$-

8.	BUSINESS COMBINATIONS

During 2011, the Company completed its acquisitions of equity interests in both Zibo Baokai Commerce and Trade Co., Ltd. and Wendeng He Xie Silicon Industry Co., Ltd. These acquisitions were accounted for as business combinations under the acquisition method of accounting.

Acquisition of Zibo Baokai Commerce and Trade Co., Ltd.

Description of Transaction

On December 8, 2010, SunSi HK acquired a 90% equity interest in Zibo Baokai Commerce and Trade Co., Ltd (“Baokai”) for cash consideration of $263,647. As part of the closing, Baokai was re-formed as a joint venture business under Chinese law and issued a new business license.

Founded in January 2008, Baokai is located in the city of Zibo in the Shandong province of the People’s Republic of China. Baokai maintains the right to distribute the trichlorosilane production of Zibo Baoyun Chemical Plant both domestically and internationally. Trichlorosilane (“TCS”), a chemical primarily used in the production of polysilicon, is an essential raw material used in the production of solar cells.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles.

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Noncontrolling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and noncontrolling interests including an amount for goodwill:

Consideration:
Cash and cash equivalents	$263,647
Fair value of total consideration transferred	263,647

Recognized amount of identifiable assets acquired and liabilities assumed:
Total identifiable net assets	$—
Noncontrolling interest in Baokai	(29,294)
Goodwill	292,941
$263,647

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the general reputation of the business. The goodwill is not expected to be deductible for tax purposes.

The following is a schedule of accrued purchase consideration included in the accompanying Balance Sheet as of May 31, 2011 and 2010:

	2011	2010
Purchase price related to Baokai acquisition, unpaid	$213,647	$—
	213,647	—

Acquisition of Wendeng He Xie Silicon Industry Co., Ltd.

Description of Transaction

On March 18, 2011, SunSi HK acquired a 60% equity interest in Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”) in exchange for total consideration of approximately $5.8 million comprised of the following:

(1)	$445,075 of cash consideration;
(2)
1,349,628 restricted shares of SunSi common stock, such shares carry an optional right of redemption whereby the Company shall buy such shares back from shareholder if shareholder exercises the option within six months at a price equivalent to RMB 18,000,000 on the transfer date; and

(3)	1,574,566 restricted shares of SunSi common stock, transferred by an affiliate of SunSi.

As part of the closing, Wendeng was re-formed as a joint venture business under Chinese law and issued a new business license.

Founded in April 2008, Wendeng is located in Weihai City in the Shandong province of the People’s Republic of China. Wendeng manufactures and distributes trichlorosilane, a chemical primarily used in the production of polysilicon, is an essential raw material used in the production of solar cells. All of Wendeng’s sales are to destinations with the People’s Republic of China.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles.

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Noncontrolling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and noncontrolling interests including an amount for goodwill:

Consideration:
Cash and cash equivalents	$445,075
Common stock, 1,574,566 shares of SunSi common stock (1)	2,645,271
Redeemable common stock, 1,349,628 shares of SunSi common stock (2)	2,708,838
Fair value of total consideration transferred	$5,799,184

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets	$3,613,721
Inventory	473,354
Other current assets	309,329
Related party receivables	1,131,548
Property, plant and equipment	7,392,976
Identifiable intangible assets:
Land use leasehold	1,559,070
Customer relationships	1,534,000
Financial liabilities	(10,294,200)
Total identifiable net assets	5,719,798
Noncontrolling interest in Wendeng	(2,927,000)
Goodwill	3,006,386
$5,799,184

(1)
The $1.68 per share price was determined by reference to recent private placement shares issued, less a discount for marketability. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820.

(2)	Represents the redeemable option price granted by SunSi to the shareholder.

The Company utilized an alternative valuation method for the restricted commons stock issued due to the limited public trading volume of its common stock prior to the measurement date. The recent average daily trading volume of the Company’s common shares was below levels considered by management to be representative of an active market.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the general reputation of the business and the collective experience of the management and employees. The goodwill is not expected to be deductible for tax purposes.

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of intangible assets and noncontrolling interests.

●
Intangible assets — The fair value of the acquired intangible assets was determined using a variety of valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Lives (1)
			(years)
Customer relationships	Multi-Period	$1,534,000	3
	Excess Earnings (2)

Total acquired intangible assets		$1,534,000

(1)
Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.

(2)
The multi-period excess earnings method estimates an intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or customer relationships. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820.

Some of the more significant estimates and assumptions inherent in determining the fair value of the customer relationships are associated with forecasting cash flows and profitability. The primary assumptions used were generally based upon the present value of anticipated cash flows, assuming a three year customer attrition rate, discounted to present value at a 25% rate.

●
Noncontrolling interests — The fair value of the noncontrolling interests of $2.9 million was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820. Key assumptions include (i) a compound annual sales growth rate of 33% for the five year period after the measurement date, (ii) a weighted average cost of capital of 19%, (iii) a terminal value based on a long-term sustainable growth rate of 3.5% and (iv) adjustments for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in Wendeng.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisitions of Baokai and Wendeng, as described above, were as follows for the years ended May 31, 2011 and 2010 as if the business combinations had occurred at the beginning of each period presented.

	2011	2010
	(Unaudited)	(Unaudited)
Sales	$29,300,000	$12,600,000
Net income	$573,000	$2,000
Earnings per share, basic and diluted	$0.02	$0.00

The pro forma data is provided for informational purposes only and does not purport to be indicative of the results which would have actually been obtained if the combinations had been effectuated at the beginning of each period presented, or of those results which may be obtained in the future.

9.	GOODWILL AND INTANGIBLE ASSETS, NET

As of May 31, 2011, the Company had total net consolidated goodwill of $3,357,278. The carrying amount of goodwill is illustrated as follows:

Goodwill, net at May 31, 2010	$—
Addition resulting from the acquisition of Zibo Baokai Commerce and Trade Co., Ltd	292,941
Addition resulting from the acquisition of Wendeng He Xie Silicon Industry Co., Ltd	3,006,386
Other adjustments	57,951

Goodwill, net at May 31, 2011	$3,357,278

The components of the Company’s intangible assets are approximately as follows:

	May 31, 2011				May 31, 2010
		Gross		Net	Net
	Amortization Period	Carrying	Accumulated	Book	Book
	(Years)	Amount	Amortization	Value	Value

Intangible assets subject to amortization:
Customer relationships	3.0	$1,555,565	$(104,541)	$1,451,024	$—
Land lease	50.0	1,580,988	(6,523)	1,574,465	—

Total		$3,136,553	$(111,064)	$3,025,489	$—

Amortization expense for intangible assets during the years ended May 31, 2011 and 2010 was approximately $111,064, and $-0-, respectively. The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending May 31:

2012	$550,141
2013	550,141
2014	445,601
2015	31,620
2016	31,620
Thereafter	1,416,366

$3,025,489

10.	RELATED PARTY RECEIVABLE

Related party receivables consisted of the following :	May 31, 2011	May 31, 2010

Wendeng Huahai Chemical Co., Ltd.	$1,177,204	$-

Total	$1,177,204	$-

The amount represents an amount due from a related company of which the shareholder of the Company has an equity interest, and is interest-free, unsecured and repayable on demand.

11.	OTHER ASSETS

Other assets consist of the following :	May 31, 2011		May 31, 2010

Deposit Wendeng	$		$
Finance wage protection fund		21,110		-
TCS Management Association-Wendeng		7,715		-
Deposit for Intangible assets-Wendeng		220,054		-

Total, net		$248,879		$-

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2011 and May 2010:

	May 31, 2011	May 31, 2010

Accounts payable	$5,320,381	$149,538
Accrued liabilities	256,444	-

Total	$5,576,825	$149,538

Accounts payable and accrued liabilities primarily represents trade payables due for Chinese operations

13.	ADVANCES PAYABLE

Advances payable consisted of the following at May 31, 2011 and May 2010:

	May 31, 2011	May 31, 2010

	$-	$230,981

Total	$-	$230,981

During the period ended May 31, 2010, the Company had advances outstanding of $230,981 from two non-affiliated stockholders who had helped to  fund operations of the Company until proceeds were received from the Company’s Stock Offering. The advances were made to the Company on an interest free basis. These advances were repaid in full in 2011.

14.	RELATED PARTY PAYABLE

Related party payable consisted of the following:

	May 31, 2011	May 31, 2010

Liu Dongqiang Wendeng	$5,321,502	$-
Purchase consideration, Yuhua Song	213,647	-
Officer	-	5,671

Total	$5,535,149	$5,671

The amount due to Mr. Liu at Wendeng and Mr. Song at Baokai represents amounts due to related parties of which the shareholder of the Company has an equity interest, and are interest-free, unsecured and repayable on demand.

15.	INCOME TAXES PAYABLE

The components of the income tax provision is as follows:

	May 31, 2011		May 31, 2010
Federal taxes at statutory rate - current	$(297,570)	(35.0)%	$(217,642)	(35.0)%
Foreign taxes - current	256,227	25.0%	–	–%

Change in valuation allowance	297,570	287.1%	217,642	35.0%
Total	$256,227	247.2%	$–	0.00%

The components of the net deferred tax asset at May 31, 2011 and May 31, 2010, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	May 31, 2011	May 31, 2010
Deferred tax asset:
Net operating loss carryforward United States	$1,683,998	$833,798
Statutory rate	35%	35%
Effective tax rate	589,399	291,829

Less: Valuation allowance	(589,399)	(291,829)
Net deferred tax asset	$–	$–

Income taxes payable consisted of the following at May 31, 2011 and 2010:

	May 31, 2011	May 31, 2010

U.S. taxes due	$–	$–
Foreign taxes	1,561,112	–
Total	$1,561,112	$–

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $1,684,000 which expires in 2030. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

As a result of profits recorded at Baokai and Wendeng located in China, the Company has recorded a tax provision of $256,227 for the year ended 2011 based upon the estimated effective tax rate for the Baokai subsidiary for the year ending May 31, 2011. Pursuant to the new PRC’s enterprise income tax (“EIT”) law, the Company is subject to EIT at the statutory rate of 25%.  Income taxes in the statements of operations and comprehensive income represent current taxes for the periods ended May 31, 2011 and May 31, 2010. The effective income tax rate has no material difference with the PRC statutory income tax rate of 25% for the periods ended May 31, 2011 and May 31, 2010.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of May 31, 2011 and May 31, 2010, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

16.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75 million shares of common stock at a par value of $0.001 and had 29,436,928 and 27,312,500 shares of common stock issued and outstanding as of May 31, 2011 and 2010, respectively.

The Company has been conducting a private placement of its common stock since September 10, 2009 at a price of $2.00 per share, with a maximum issuance of 8,000,000 shares (‘Offering’). During the year ended May 31, 2011, the Company accepted subscription agreements from investors and correspondingly issued 711,000 shares of its common stock pursuant to the Offering, and received $1,422,000 in gross proceeds. The cost of this issuance was $142,200.  On September 5, 2011, the Company closed this offering and commenced a new offering of 3.0 million shares at $3.00 per share.

17.	COMMITMENTS

SunSi Energies Inc. entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The total financing sought is in the amount of $9.0 million in equity. The maximum potential amount of fees that can be paid amounts to $0.9 million. The terms and condition of financing are subject to Company approval.

On November 10, 2009 and February 9, 2010, the Company entered in agreements with its Director of Business Development and Chief Executive Officer, respectively, to pay each of these individuals $60,000 per year plus any documented out of pocket business expenses. Additionally, the Company entered into an agreement on May 15, 2009 to pay its Head Representative in China $60,000 per year.

18.	SEGMENT INFORMATION

As a result of the acquisition of its equity interest in Wendeng, the Company reassessed its requirement for segment reporting based on the operating and reporting structure of the combined company.

The Company utilized several criteria, including (i) the Company’s organizational structure, (ii) the manner in which the Company’s operations are managed, (iii) the criteria used by the Company’s Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance and (iv) the availability of separate financial information, as a basis to identify its operating segments.

The Company determined that it has two reportable business segments, Baokai and Wendeng. The Baokai segment consists of the business of Zibo Baokai Commerce and Trade Co., Ltd., a company based in the Shandong province of the People’s Republic of China that distributes the trichlorosilane production of Zibo Baoyun Chemical Plant. The Wendeng segment consists of the operations of Wendeng He Xie Silicon Industry Co., Ltd., a company based in the Shandong province of the People’s Republic of China that directly manufactures and sells trichlorosilane.

The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by segment for purpose of evaluating financial performance.

Segment Results

The following table sets forth operations by segment for the years ended May 31, 2011 and 2010, and as of May 31, 2011 and 2010:

	2011	2010
Sales:
Baokai	$9,755,030	$—
Wendeng	5,327,758	—
Corporate	—	—
Total	$15,082,788	$—
Cost of goods sold:
Baokai	$9,538,061	$—
Wendeng	3,506,938	—
Corporate	—	—
Total	$13,044,999	$—
Gross margin:
Baokai	$216,969	$—
Wendeng	1,820,820	—
Corporate	—	—
Total	$2,037,789	$—
Operating expenses:
Baokai	$37,000	$—
Wendeng	975,882	—
Corporate	921,247	621,835
Total	$1,934,129	$621,835
Provision for income taxes:
Baokai	$44,992	$—
Wendeng	211,235	—
Corporate	—	—
Total	$256,227	$—
Net income (loss):
Baokai	$134,977	$—
Wendeng	633,703	—
Corporate	(921,247)	(621,835)
Total	$(152,567)	$(621,835)
Total assets:
Baokai	$2,028,632	$—
Wendeng	20,458,838	—
Corporate	95,097	598,468
Total	$20,582,567	$598,468

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill by segment at May 31, 2011:

Goodwill by segment:
Baokai	$308,627
Wendeng	3,048,650
Total	$3,357,277

The following table sets forth the carrying amount of intangible assets by segment at May 31, 2011:

Intangible assets by segment:
Baokai	$—
Wendeng	3,025,489
Total	$3,025,489

The following table sets forth the carrying amount of property, plant and equipment by segment at May 31, 2011:

Property, plant and equipment by segment:
Baokai	$—
Wendeng	7,559,369
Total	$7,559,369

Depreciation and amortization expense for Wendeng totaled $122,652 and $110,373, respectively for the year ended May 31, 2011. Capital expenditures for Wendeng totaled $184,725 for the year ended May 31, 2011.

Baokai did not record any depreciation or amortization expense, nor did it incur any capital expenditures for the year ended May 31, 2011.

The Company had no goodwill, intangible or long-lived assets at May 31, 2010.

Customer information

For the year ended May 31, 2011, one customer accounted for approximately 97% of Baokai's sales. For the year ended May 31, 2011, four customers accounted for approximately 94% of Wendeng’s sales. Concentration levels amongst these four customers ranged from 10% to 42% of Wendeng’s total sales. No other customer accounted for more than 10% of either segment’s revenue for years ended May 31, 2011.

At May 31, 2011, one customer accounted for approximately 100% of Baokai’s accounts receivable. At May 31, 2011, three customers accounted for approximately 97% of Baokai’s accounts receivable. Concentration levels amongst these three customers ranged from 22% to 45% of Wendeng’s total trade receivables. No other single customer accounted for 10% or more of either segment’s trade accounts receivable at May 31, 2011.

The Company did not own equity interests in either subsidiary, or segment, during the year ended May 31, 2010.

Geographic Information

All of the Company’s long-lived assets and revenues, as determined by shipping destination, are located within the People’s Republic of China.

19.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations.  The Company contributed $22,205 for the period ended May 31, 2011.

20.	SUBSEQUENT EVENTS

Subsequent to May 31, 2011, the Company has received $918,360 from the sale of 510,200 shares of common stock.

On June 13, 2011, the Company, through its subsidiary SunSi HK, entered into an Addendum to its agreement with its 40% minority shareholder at Wendeng, for the purpose of amending the terms of a certain Equity Transfer Agreement dated November 22, 2010, as amended on December 15, 2010 (collectively the “Original Agreement”), between the parties for the purchase of 60% equity interest in Wendeng.

Under the terms of the Original Agreement,  the Company would have had an obligation, upon receiving formal notice from Mr. Dongqiang, to buy back 1,349,628 shares of the Company’s common stock at a value of RMB 18,000,000 (approximately USD $2.7 million, or $2.00 per share) from Mr. Dongqiang.

The Addendum cancelled the obligation of the Company to buy back such shares and confirms that the purchase price for the 60% equity interest in Wendeng is fully paid. Additionally, these shares which had been classified as “Redeemable Common Stock” on the Company’s balance sheet and excluded from Stockholders’ Equity, will now be included in the Company’s Stockholders’ Equity section of the balance sheet for the period ended August 31, 2011 at a value of approximately $2.7 million.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.

EXHIBIT INDEX

Exhibit Number	Description

21.1	Subsidiaries
31.1	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002