Form 10-Q
period 2011-08-31
SunSi Energies Inc.
filed 2011-10-14
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period  __________ to __________

Commission File Number: 333-145910

SunSi Energies Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Main Street, Suite 309 Brooklyn, New York	11201
(Address of principal executive offices)	(Zip Code)

646-205-0291
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,959,628 common shares as of October 10, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheet as of August 31, 2011 (Unaudited) and May 31, 2011;

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended August 31, 2011 and August 31, 2010

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2011 and August 31, 2010

F-4	Notes to Interim Unaudited Consolidated Financial Statements;

SUNSI ENERGIES INC.
Consolidated Balance Sheets

	August 31,	May 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,213,642	$640,880
Accounts receivable, net	3,780,964	4,669,490
Notes receivable	1,586,522	941,314
Inventory	1,006,432	563,579
Prepaid expenses and other current assets	72,191	399,086
Total current assets	7,659,751	7,214,349
Fixed assets	7,741,571	7,559,369
Goodwill	3,411,073	3,357,277
Intangible assets, net	3,290,229	3,025,489
Related party receivables	1,529,985	1,177,204
Other assets	21,448	248,879
Total assets	$23,654,057	$22,582,567

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,600,572	$5,320,381
Accrued liabilities	775,548	256,444
Related party payables	5,615,675	5,535,149
Income taxes payable	1,449,070	1,561,112
Total current liabilities	12,440,865	12,673,086
Total liabilities	12,440,865	12,673,086

Commitments and contingencies	-	-
Redeemable common stock and capital in excess of $0.001 par value. 1,349,628 shares,
included in issued and outstanding below	-	2,707,488

Equity:
SunSi Energies Inc. stockholders' equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares
issued and outstanding	-	-
Common stock, $0.001 par value. 75,000,000 shares authorized; 29,947,128 and 29,436,928 shares
issued and outstanding as of August 31, 2011 and May 31, 2011, respectively	29,947	29,437
Additional paid-in capital	8,700,812	5,057,252
Retained earnings (accumulated deficit)	(1,288,144)	(1,253,344)
Accumulated other comprehensive income	215,743	100,896
Total SunSi Energies Inc. stockholders' equity	7,658,358	3,934,241
Noncontrolling interests	3,554,834	3,267,752
Total equity	11,213,192	7,201,993
Total liabilities and equity	$23,654,057	$22,582,567

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended August 31,
	2011	2010

Sales	$10,266,791	$-
Cost of goods sold	8,230,394	-
Gross margin	2,036,397	-
Operating expenses:
Professional fees	227,067	117,237
General and administrative	1,465,092	41,159
Total operating expenses	1,692,159	158,396
Income (loss) from operations before income taxes	344,238	(158,396)
Provision for income taxes	146,748	-
Net income (loss)	197,490	(158,396)
Less: Net income attributable to noncontrolling interests	232,290	-
Net loss attributable to SunSi Energies Inc. common shareholders	$(34,800)	$(158,396)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	29,665,127	27,428,995

Comprehensive income (loss):
Net income (loss)	$197,490	$(158,396)
Foreign curreny translation adjustment	169,639	-
Comprehensive income (loss)	367,129	(158,396)
Comprehensive income attributable to noncontrolling interests	287,082	-
Comprehensive income (loss) attributable to SunSi Energies Inc.	$80,047	$(158,396)

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended August 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$197,490	$(158,396)
Adjustments to reconcile net income (loss) to cash provided by (used) in operating activities:
Depreciation and amortization	297,556	-
Common stock issued in exchange for services	45,600	-
Changes in operating assets and liabililites:
Accounts receivable	953,373	-
Notes receivable	(623,600)	-
Inventory	(429,330)	-
Prepaid expenses and other current assets	329,640	-
Related party receivables	(330,460)	-
Other assets	229,023	-
Accounts payable	(794,628)	(51,950)
Accrued liabilities	510,825
Income taxes payable	(135,637)
Related party payables	-	(5,671)
Net cash provided by (used in) operating activities	249,852	(216,017)

Cash flows from investing activities:
Purchase of property, plant and equipment	(217,701)	-
Purchase of intangible assets	(354,319)	-
Net cash used in investing activities	(572,020)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	890,982	240,300
Proceeds from related party payables	43,202	-
Repayments of related party payables	(50,000)	-
Proceeds from advances payable	-	26,700
Repayments of advances payable	-	(179,000)
Net cash provided by financing activities	884,184	88,000

Effect of exchange rates on cash and cash equivalents	10,746	-
Net increase (decrease) in cash and cash equivalents	572,762	(128,017)
Cash and cash equivalents at beginning of period	640,880	598,468
Cash and cash equivalents at end of period	$1,213,642	$470,451

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Accrued share issuance costs	$-	$26,700

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Notes to Interim Unaudited Consolidated Financial Statements
August 31, 2011
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

SunSi Energies Inc. (“the Company”, or “SunSi”) was incorporated on January 30, 2007 in the State of Nevada. SunSi, through its operations in The People’s Republic of China (“China” or “PRC”), is a specialty chemical manufacturer and distributor whose focus is to acquire and develop a portfolio of high quality trichlorosilane (“TCS”) producing facilities and distribution rights that possess a potential for future growth and expansion. TCS, a chemical primarily used in the production of polysilicon, is an essential raw material utilized in the production of solar cells for photovoltaic (“PV”) energy producing panels which convert sunlight into electricity. Prior to December 9, 2010, SunSi was a Development Stage Company as defined by ASC Topic 915. After its December 9, 2010 acquisition of a 90% equity interest in Zibo Baokai Commerce and Trade Co., Ltd. ("Baokai"), the Company emerged from development stage status and started generating revenues.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. The Company’s fiscal year-end is May 31. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary SunSi Energies Hong Kong Limited (“SunSi HK”), SunSi HK's 90% owned subsidiary Zibo Baokai Commerce and Trade Co., Ltd. and SunSi HK's 60% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). All intercompany accounts have been eliminated in consolidation. As a result of the acquisitions of Baokai and Wendeng, the Company transitioned from a development stage company to planned operations. Consequently, the need to disclose certain historical data required as a development stage company and presented in prior company filings is no longer necessary.

The Company’s significant accounting policies are as follows:

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

At August 31, 2011, cash and cash equivalents totaling $728,584 were held in banks in China; the Wendeng Branch of ICBC (Industrial & Commercial Bank of China). The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  At August 31, 2011 and May 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

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

Bad debts are written off when identified.  The Company extends unsecured credit to customers up to one month in the normal course of business.  The Company does not accrue interest on trade accounts receivable. Historically, losses from uncollectible accounts have not significantly deviated from the specific allowance estimated by the management.  This specific provisioning policy has not changed since establishment and the management considers that the aforementioned specific provisioning policy is adequate and does not expect to change this established policy in the near future.

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

No provisions for excess or obsolete inventory were made as of August 31, 2011 or May 31, 2011.

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

Construction in progress

The value of construction in progress comprises buildings and plants under construction, as well as machines and equipment being installed and commissioned, specifically comprises the costs of property, plant and equipment and other direct costs, relevant interest expenses accrued during the construction period and profits and losses from foreign exchange transactions.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the periods ended August 31, 2011 and May 31, 2011.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2011, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The following Accounting Standards Codification Updates have been issued prior to, or will become effective after the end of, the period covered by these financial statements. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Pronouncement	Issued	Title

ASU No. 2010-25	September 2010	Plan Accounting—Defined Contribution Pension Plans (Topic 962) Reporting Loans to Participants by Defined Contribution Pension Plans EITF consensus
ASU No. 2010-26	October 2010	Financial Services—Insurance (Topic 944) Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts EITF consensus
ASU No. 2010-27	December 2010	Other Expenses (Topic 720) Fees Paid to the Federal Government by Pharmaceutical Manufacturers EITF consensus
ASU No. 2010-28	December 2010	Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts EITF consensus
ASU No. 2010-29	December 2010	Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations EITF consensus
ASU No. 2011-01	January 2011	Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20
ASU No. 2011-02	April 2011	Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring
ASU No. 2011-03	April 2011	Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements
ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
ASU No. 2011-05	June 2011	Comprehensive Income (Topic 220): Presentation of Comprehensive Income
ASU No. 2011-06	July 2011	Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers
ASU No. 2011-07	July 2011	Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities
ASU No. 2011-08	September 2011	Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment
ASU No. 2011-09	September 2011	Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our financial statements.

4.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

Accounts receivable and notes receivable at August 31, 2011 and May 31, 2011 were comprised of the following:

	August 31, 2011	May 31, 2011

Accounts receivable	$3,780,964	$4,669,490
Notes receivable	1,586,522	941,314

Total	$5,367,486	$5,610,804

Notes receivable represent negotiable commercial paper which can be utilized to acquire new goods or to satisfy invoices due third parties in China.

5.	INVENTORY

Inventory at August 31, 2011 and May 31, 2011 was comprised of the following:

	August 31, 2011	May 31, 2011

Raw materials	$882,140	$526,753
Finished goods	124,292	36,826

Total	$1,006,432	$563,579

No provision for excess or obsolete inventory was made at August 31, 2011 or May 31, 2011.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at August 31, 2011 and May 31, 2011 were comprised of the following:

	August 31, 2011	May 31, 2011

Advances to suppliers	$67,986	$360,113
Prepaid expenses	—	36,101
Other	4,205	2,872

Total	$72,191	$399,086

Advances made to suppliers are for the purchase of raw materials and are expected to be recovered within one year.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, 2011 and May 31, 2011 was comprised of the following:

			August 31, 2011			May 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,696,069	$(83,171)	$3,612,898	$3,637,779	$(36,604)	$3,601,175
Furniture and equipment	4,179	(439)	3,740	4,113	(193)	3,920
Machinery and equipment	3,815,161	(181,159)	3,634,002	3,637,067	(78,255)	3,558,812
Automotive equipment	170,083	(18,980)	151,103	167,401	(8,157)	159,244
Office equipment	9,865	(553)	9,312	4,260	(210)	4,050
Construction in Progress	330,516	—	330,516	232,168	—	232,168

Total	$8,025,873	$(284,302)	$7,741,571	$7,682,788	$(123,419)	$7,559,369

8.	BUSINESS COMBINATIONS

During the year ended May 31, 2011, the Company completed its acquisitions of equity interests in both Zibo Baokai Commerce and Trade Co., Ltd. and Wendeng He Xie Silicon Industry Co., Ltd. These acquisitions were accounted for as business combinations under the acquisition method of accounting.

Acquisition of Zibo Baokai Commerce and Trade Co., Ltd.

Description of Transaction

On December 8, 2010, SunSi HK acquired a 90% equity interest in Zibo Baokai Commerce and Trade Co., Ltd (“Baokai”) for cash consideration of $263,647. As part of the closing, Baokai was re-formed as a joint venture business under Chinese law and issued a new business license.

Founded in January 2008, Baokai is located in the city of Zibo in the Shandong province of the People’s Republic of China. Baokai maintains the right to distribute the trichlorosilane production of Zibo Baoyun Chemical Plant both domestically and internationally. Trichlorosilane (“TCS”), a chemical primarily used in the production of polysilicon, is an essential raw material used in the production of solar cells for photovoltaic panels which convert sunlight into electricity.

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

The following summarizes unpaid purchase consideration included in the accompanying Balance Sheet at August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011
Purchase consideration related to the Baokai acquisition, unpaid and accrued	$163,647	$213,647

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

On June 13, 2011, SunSi HK executed an Addendum with Mr. Dongqiang Liu, the 40% minority shareholder of Wendeng, for the purpose of amending the terms to the Equity Transfer Agreement dated November 22, 2010, as amended on December 15, 2010 (collectively the “Original Agreement”), between the parties for the purchase of a 60% equity interest in Wendeng.

Under the terms of the Original Agreement,  the Company would have had an obligation, upon receiving formal notice from Mr. Dongqiang Liu, to buy back 1,349,628 shares of its common stock at a value of RMB 18,000,000 (approximately USD $2.00 per share) from Mr. Dongqiang Liu. The Addendum cancelled any potential obligation of the Company to buy back such shares and confirms that all purchase consideration is fully paid.

As a result of the Addendum, the Company reclassified the value of the common shares previously subject to the buyback provision, approximately $2.7 million, as additional paid-in capital. These shares were presented as redeemable common stock on the Company’s consolidated balance sheets in the prior period.

Founded in April 2008, Wendeng is located in Weihai City in the Shandong province of the People’s Republic of China. Wendeng manufactures and distributes trichlorosilane, a chemical primarily used in the production of polysilicon and an essential raw material utilized in the production of solar cells for photovoltaic panels which convert sunlight into electricity. All of Wendeng’s sales are to destinations within the People’s Republic of China.

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

●
Intangible assets — The fair value of the acquired intangible assets was determined using a variety of valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method (2)	Estimated Fair Value	Estimated Useful Lives (1)
			(in years)
Cu Customer relationships	Multi-Period Excess Earnings	$1,534,000	3

Tot Total acquired intangible assets		$1,534,000

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

9.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at August 31, 2011 and May 31, 2011 was comprised of the following:

	August 31, 2011	May 31, 2011

Goodwill – Zibo Baokai Commerce and Trade Co., Ltd	$292,941	$292,941
Goodwill – Wendeng He Xie Silicon Industry Co., Ltd	3,006,386	3,006,386
Foreign currency translation adjustments	111,746	57,950

Goodwill, net at August 31, 2011	$3,411,073	$3,357,277

Intangible assets at August 31, 2011 and May 31, 2011 were comprised of the following:

		August 31, 2011			May 31, 2011
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3.0	$1,580,491	$(237,924)	$1,342,567	$1,555,565	$(104,541)	$1,451,024
Land lease	50.0	1,964,347	(16,685)	1,947,662	1,580,988	(6,523)	1,574,465

Total		$3,544,838	$(254,609)	$3,290,229	$3,136,553	$(111,064)	$3,025,489

Amortization expense for intangible assets subject to amortization for the three months ended August 31, 2011 and 2010 totaled $140,297 and nil, respectively.

10.	RELATED PARTY RECEIVABLES

Related party receivables were comprised of the following at August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011

Wendeng Huahai Chemical Co., Ltd.	$1,529,985	$1,177,204

Total	$1,529,985	$1,177,204

Related party receivables represent trade receivables due from a related company, in which a SunSi shareholder has an equity interest. Sales to the related party customer were $335,856 for the three months ended August 31, 2011. The Company did not record any sales with the related party customer for the three months ended August 31, 2010; which was prior to its March 18, 2011 acquisition of Wendeng.

11.	OTHER ASSETS

Other assets were comprised of the following at August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011

Deposit – Department of Extrabudgetary Fund, Wendeng	$21,448	$21,110
Deposit – TCS Management Association, Wendeng	—	7,715
Deposit – Intangible assets, Wendeng	—	220,054

Total	$21,448	$248,879

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011

Accounts payable	$4,600,572	$5,320,381
Accrued liabilities	775,548	256,444

Total	$5,376,120	$5,576,825

Accounts payable and accrued liabilities primarily represents trade payables due for Chinese operations.

13.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011

Dongqiang Liu – Advances, Wendeng	$5,452,028	$5,321,502
Yuhua Song – Purchase consideration, Baokai acquisition	163,647	213,647

Total	$5,615,675	$5,535,149

The payables due to Mr. Liu and Mr. Song represents amounts due to related parties, of which a shareholder of the Company has an equity interest, and are interest-free, unsecured and repayable on demand.

14.	INCOME TAXES

Income taxes payable were comprised of the following at August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011

United States income taxes payable	$—	$—
Foreign income taxes payable	1,449,070	1,561,112
Total	$1,449,070	$1,561,112

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $1,998,000 which expires in 2031. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

As a result of profits recorded at Baokai and Wendeng located in China, the Company recorded a tax provision of $146,748 for the three months ended August 31, 2011 based upon their estimated effective tax rates. Pursuant to the new PRC’s enterprise income tax (“EIT”) law, the Company is subject to EIT at the statutory rate of 25%.  Income taxes in the statements of operations and comprehensive income represent current taxes for the periods ended August 31, 2011 and 2010. The effective income tax rate has no material difference with the PRC statutory income tax rate of 25% for the periods ended August 31, 2011 and August 31, 2010.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of August 31, 2011 and May 31, 2011, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

15.	STOCKHOLDERS’ EQUITY

SunSi is authorized to issue 75,000,000 shares of common stock at a par value of $0.001 and had 29,947,128 and 29,436,928 shares of common stock issued and outstanding as of August 31, 2011 and May 31, 2011, respectively.

Since September 10, 2009, the Company has conducted a private placement of its common stock at a price of $2.00 per share and a maximum issuance of 8,000,000 shares (“Offering”). During the year ended May 31, 2011, the Company accepted subscription agreements from investors and correspondingly issued 711,000 shares of its common stock pursuant to the Offering, and received $1,422,000 in gross proceeds. The cost of this issuance was $142,200.

During the three months ended August 31, 2011, the Company accepted subscription agreements from investors and correspondingly issued 495,000 shares of its common stock pursuant to the Offering, and received $989,980 in gross proceeds. The cost of this issuance was $98,998. Further, the Company issued 15,200 shares of common stock in exchange for consulting, professional and other services rendered. The value of these services aggregated $45,600.

 On September 5, 2011, the Company closed this offering and commenced a new offering of 3.0 million shares at $3.00 per share. The Company has not sold any shares under this new offering to date.

On June 13, 2011, SunSi HK executed an Addendum with Mr. Dongqiang Liu, the 40% minority shareholder of Wendeng, for the purpose of amending the terms to the Equity Transfer Agreement dated November 22, 2010, as amended on December 15, 2010 (collectively the “Original Agreement”), between the parties for the purchase of a 60% equity interest in Wendeng.

Under the terms of the Original Agreement,  the Company would have had an obligation, upon receiving formal notice from Mr. Dongqiang Liu, to buy back 1,349,628 shares of its common stock at a value of RMB 18,000,000 (approximately USD $2.00 per share) from Mr. Dongqiang Liu. The Addendum cancelled any potential obligation of the Company to buy back such shares and confirms that all purchase consideration is fully paid.

As a result of the Addendum, the Company reclassified the value of the common shares previously subject to the buyback provision, approximately $2.7 million, as additional paid-in capital. These shares were presented as redeemable common stock on the Company’s consolidated balance sheets in the prior period.

16.	COMMITMENTS

SunSi entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The total financing sought is in the amount of $9.0 million in equity. The maximum potential amount of fees that can be paid totals $0.9 million. The terms and condition of financing are subject to Company approval.

On November 10, 2009, the Company entered into an agreement to pay its Director of Business Development an annual amount of $60,000 plus any documented out of pocket business expenses. On February 9, 2010, the Company entered into an agreement to pay its Chief Executive Officer an annual amount of $60,000 plus any documented out of pocket business expenses. On May 15, 2009, the Company entered into an agreement to pay its Head Representative in China an annual amount of $60,000.

17.	SEGMENT INFORMATION

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

The accounting policies of the reportable segments are the same as those described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by segment for purpose of evaluating financial performance.

Segment Results

The following table sets forth operations by segment for the three months ended August 31, 2011 and August 31, 2010:

	Three Months Ended August 31,
	2011	2010
Sales:
Baokai	$3,960,018	$—
Wendeng	6,306,773	—
Corporate	—	—
Total	$10,266,791	$—
Cost of goods sold:
Baokai	$3,901,763	$—
Wendeng	4,328,631	—
Corporate	—	—
Total	$8,230,394	$—
Gross margin:
Baokai	$58,255	$—
Wendeng	1,978,142	—
Corporate	—	—
Total	$2,036,397	$—
Operating expenses:
Baokai	$19,000	$—
Wendeng	1,430,405	—
Corporate	242,754	158,396
Total	$1,692,159	$158,396
Provision for income taxes:
Baokai	$9,814	$—
Wendeng	136,934	—
Corporate	—	—
Total	$146,748	$—
Net income (loss):
Baokai	$29,441	$—
Wendeng	410,803	—
Corporate	(242,754)	(158,396)
Total	$197,490	$(158,396)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at August 31, 2011 and May 31, 2011:

Total assets by segment:
Baokai	$1,198,573	$2,028,632
Wendeng	21,970 427	20,458,838
Corporate	485,057	95,097
Total	$23,654,057	$22,582,567

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill by segment at August 31, 2011 and May 31, 2011:

Goodwill by segment:
Baokai	$313,573	$308,627
Wendeng	3,097,500	3,048,650
Total	$3,411,073	$3,357,277

The following table sets forth the carrying amount of intangible assets by segment at August 31, 2011 and May 31, 2011:

Intangible assets by segment:
Baokai	$—	$—
Wendeng	3,290,229	3,025,489
Total	$3,290,229	$3,025,489

The following table sets forth the carrying amount of property, plant and equipment by segment at August 31, 2011 and May 31, 2011:

Property, plant and equipment by segment:
Baokai	$—	$—
Wendeng	7,741,571	7,559,369
Total	$7,741,571	$7,559,369

Depreciation and amortization expense for Wendeng totaled $157,259 and $140,297, respectively, for the three months ended August 31, 2011. Capital expenditures for Wendeng totaled $217,701 for the three months ended August 31, 2011.

Baokai did not record any depreciation or amortization expense, nor did it incur any capital expenditures for the three months ended August 31, 2011.

The Company had no goodwill, intangible or long-lived assets prior to December 9, 2010.

Geographic Information

All of the Company’s long-lived assets and revenues, as determined by shipping destination, are located within The People’s Republic of China.

18.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations.  The Company contributed $9,021 for the three month period ended August 31, 2011.

19.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events required to be disclosed.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; increasingly competitive environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects; changing alternative energy technologies; raising sufficient capital to fund the expansion of Wendeng to 75,000 MT and acquisition of other TCS manufacturing facilities; our ability to find suitable TCS acquisition targets, our ability to complete the Wendeng expansion on budget and on time, the price of TCS sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; attaining projected revenue of $20-$25 million per year at Wendeng; the level of production by the Wendeng factory; Baokai's success in attaining new clients under its TCS distribution agreement; the decision by potential investors who have signed subscription agreements not to pay for such SunSi common shares; the decision by the NASDAQ Capital Market to reject the Company's application for listing; our ability to successfully manage a business in China; and success in implementing productivity initiatives. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

On December 8, 2010, SunSi HK acquired 90% of Baokai for $263,647, an acquisition which gave us the exclusive distribution rights to 100% of ZBC’s production both internationally and domestically; however, we did not acquire any interest or ownership position in the ZBC factory.

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

Baokai has one client which comprised approximately 97.4% of their sales for the three month period ended August 31, 2011. The facility is easily accessible via rail and major highways, in addition to being well equipped for handling chemical products. We believe we can expand Baokai’s client base in the future, although there can be no assurances.

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

On June 13, 2011, we amended the terms of the Wendeng Acquisition, whereby Mr. Liu canceled our obligation to buy back the 1,349,628 shares of our stock and confirmed that the purchase price for the 60% equity interest in Wendeng is fully paid. Such shares had been classified as “Redeemable Common Stock” on the Registrant balance sheet and excluded from Stockholders’ Equity and are now included in the Company’s Stockholders’ Equity section of the balance sheet at a value of approximately $2.7 million.

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

Results of Operations for the three months ended August 31, 2011 and 2010

During our fiscal year ended May 31, 2011, we consummated the acquisitions of Baokai in December, 2010 and Wendeng in March 2011 as described throughout this Report. As a result of these acquisitions, we emerged from a Development Stage company into planned operations.  The results of operations include a full  three months of operations for Baokai and Wendeng, respectively for the three months ended August 31, 2011, compared to nil in the comparable period of the prior year.  Therefore, comparisons between 2011 and 2010 may not be indicative of current trends.

Segment Results

The following table sets forth operations by segment for the three months ended August 31, 2011 and August 31, 2010:

	Three Months Ended August 31,
	2011	2010
Sales:
Baokai	$3,960,018	$—
Wendeng	6,306,773	—
Corporate	—	—
Total	$10,266,791	$—
Cost of goods sold:
Baokai	$3,901,763	$—
Wendeng	4,328,631	—
Corporate	—	—
Total	$8,230,394	$—
Gross margin:
Baokai	$58,255	$—
Wendeng	1,978,142	—
Corporate	—	—
Total	$2,036,397	$—
Operating expenses:
Baokai	$19,000	$—
Wendeng	1,430,405	—
Corporate	242,754	158,396
Total	$1,692,159	$158,396
Provision for income taxes:
Baokai	$9,814	$—
Wendeng	136,934	—
Corporate	—	—
Total	$146,748	$—
Net income (loss):
Baokai	$29,441	$—
Wendeng	410,803	—
Corporate	(242,754)	(158,396)
Total	$197,490	$(158,396)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Net Revenue

Revenue for the three months ended August 31, 2011 totaled $10,266,791 as compared to nil for the same period ended August 31, 2010. The revenues generated in fiscal 2011 were as a result of two acquisitions (Baokai and Wendeng) described throughout this Report. The revenue for the three month period ended August 31, 2011 was comprised of $3,960,018 in revenue at Baokai and $6,306,773 at Wendeng. With the exception of approximately $188,000 in revenue recorded from shipments to a polysilicon company in Russia, from our Wendeng segment, all of these revenues were recorded within China. The price of TCS in China is typically based on short term contracts and the spot market enabling both the buyer and the seller to adapt to market conditions. Currently, the price of TCS within China is approximately $1,250-$1,500 USD per metric ton. These prices include 17% V.A.T. taxes. For GAAP accounting purposes V.A.T. taxes included in the selling price to customers are excluded when determining net revenues. Although the price of polysilicon, of which TCS is an essential raw material required to make polysilicon, has come down approximately 35% since January 2011, the price of TCS has come down approximately 15% during this period. We believe the price of TCS has not come down proportionally because there are a limited number of quality TCS facilities in the world and polysilicon manufacturers are beginning to outsource their TCS rather than deploy capital to expand TCS plant capacity. There can be no assurance that the price of TCS will not decline further in the next 12 months, which if it occurred would reduce our gross margin and profitability.

Gross Margin

Gross margin is calculated by subtracting cost of sales from net revenue. The gross margin percentage is calculated by dividing the gross margin by net revenues. The gross margin percentage of approximately 19.8% for the period ended August 31, 2011 is attributable to a 31.4% percent margin on sales at Wendeng for the quarter, offset by an approximate 2.0% margin earned on net revenues at Baokai. Margins are approximately 2.0% at Baokai because we are a distributor of TCS produced by the ZBC factory and our purchase price is fixed. The gross margin at Baokai is fixed at 2.0% for all existing customers, but will increase if we can bring new customers to Baokai that will purchase TCS from the ZBC TCS factory which Baokai buys all of its TCS from. There can be no assurances that we will be successful in doing so.  If the price of TCS fluctuates at Baokai, we should still earn a 2.0% margin; however, if there are price fluctuations either up or down for TCS, the gross margin percentage at Wendeng will be impacted.

Professional Fees

We incurred professional fees of $227,067 and $117,237, respectively, for the three months ended August 31, 2011 and 2010, respectively. Professional fees consist of legal, accounting and other due diligence fees. The increase in 2011 professional fees, which were primarily incurred in the United States associated with public company activity compared to the same period in 2010, is attributable to an increase in accounting, legal and business valuation services incurred in connection with our Wendeng acquisition.

General and Administrative Expenses

General and administrative expenses (“G&A”) totaled $1,465,092 for the three months ended August 31, 2011 compared to $41,159 for the period ended August 31, 2010. The increase in G&A expense in 2011 is primarily attributable to the inclusion of G&A expenses at Wendeng in 2011 due to the acquisition of Wendeng on March 18, 2011. Additionally, we incurred significantly higher investor relations and promotion expenses of approximately $204,000 related to our efforts to increase the visibility of SunSi. The primary components of G&A expenses include office expense, salaries and benefits not directly associated with manufacturing process, and building expenses and maintenance.

Provision for Income Taxes

The provision for income taxes was $146,748, or 42.6%, for the period ended August 31, 2011 compared to nil, or 0%, for the same period ended August 31, 2010.

As a result of profits recorded at the Baokai subsidiary and Wendeng subsidiaries located in China for the period ended August 31, 2011, we have recorded a tax provision of $146,748, or a 25% tax rate which is the statutory rate in China for all earnings. The profits generated in China are not available to be offset against net operating losses in the United States.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a U.S net operating loss of approximately $1,998,000 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the United States carried forward in future years.

Net loss

For the three months ended August 31, 2011, we had a loss of $34,800, or ($0.00) per share, compared to a loss of $158,396, or ($.01) per share, for the comparable period ended August 31, 2010.  During 2010, we were a development stage company with no revenues and only expenses.  During the third and fourth quarters of 2011, we consummated two acquisitions. Approximately $298,000 of our loss was non-cash in nature due to depreciation and amortization for the period ended August 31, 2011.

The weighted average number of basic and fully diluted shares outstanding for the periods ended August 31, 2011 and 2011 were 29,665,127 and 27,428,995, respectively. There are no dilutive equivalents included in our calculation of fully diluted shares in either period, nor are there any fully diluted equivalents that would have been included if we had been profitable in either period.

Liquidity and Capital Resources

At August 31, 2011, we had cash on hand of $1,213,642.  Of this amount, $478,868 was in the United States and $728,584 was in China and $6,190 was in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support operations in the United States.  U.S. operations are comprised of a holding company with expenses and no business operating activities that are revenue generating.  Historically, the sole source of funding for U.S. corporate activities has been in the form of private placements of our common stock. We believe our current cash on hand and our ability to continue raising funds from the sale of equity will be sufficient to fund our U.S. activities for the next year.

We expect to generate positive cash flow from Chinese operations during the next year.  We are in the process of seeking funding in the form of equity or debt to expand our Wendeng facility from 30,000 MT to 75,000 MT. We estimate that this expansion will cost approximately $15.0 million, of which we expect our 40% minority partner to contribute $5.0 million. We believe we will be successful in raising these funds; however, there can be no assurances.

At August 31, 2011, we had a working capital deficit of $4,781,114. The deficit is primarily attributable to the related party payable of $5,452,028 due to the 40% minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. The minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash provided by operating activities was $249,852 for the three months ended August 31, 2011 as compared to net cash used in operating activities of $216,017 for the comparable period in the prior year. The increase in 2011 compared to 2010 is attributable to a net change in operating assets and liabilities offset by a decrease in net loss.

Net cash used in investing activities was $572,020 for the three months ended August 31, 2011 as compared to no activity for the comparable period in the prior year. The net cash used in the current period is directly attributable to the purchase of approximately $218,000 in capital assets and $354,000 in land use rights to support our ongoing efforts to expand the capacity of our Wendeng production facility.

Net cash provided by financing activities was $884,184 for the three months ended August 31, 2011 as compared to $88,000 for the same period in 2010.  The proceeds received in both periods are primarily attributable to the sale of equity through private placements.

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

At August 31, 2011, cash and cash equivalents totaling $728,584 were held in banks in China; the Wendeng Branch of ICBC (Industrial & Commercial Bank of China). The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  At August 31, 2011 and May 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

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

Bad debts are written off when identified. The Company extends unsecured credit to customers up to one month in the normal course of business. The Company does not accrue interest on trade accounts receivable. Historically, losses from uncollectible accounts have not significantly deviated from the specific allowance estimated by the management. This specific provisioning policy has not changed in the past since establishment and the management considers that the aforementioned specific provisioning policy is adequate and does not expect to change this established policy in the near future.

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

No provisions for excess or obsolete inventory were made at August 31, 2011 and May 31, 2011.

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

Construction in progress

The value of construction in progress comprises buildings and plants under construction, as well as machines and equipment being installed and commissioned, specifically comprises the costs of property, plant and equipment and other direct costs, relevant interest expenses accrued during the construction period and profits and losses from foreign exchange transactions.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended August 31, 2011 and May 31, 2011.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2011, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2011, filed with the Securities and Exchange Commission on September 12, 2011. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2011, the Company accepted subscription agreements from investors and correspondingly sold 495,000 shares of its common stock pursuant to its current private placement offering, and received $989,980 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSI ENERGIES INC.

October 14, 2011	By:	/s/ David Natan
David Natan
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Kebir Ratnani
Kebir Ratnani
Director
October 14, 2011

/s/ Richard St-Julien
Richard St-Julien
Secretary, Vice President and Director
October 14, 2011

/s/ David Natan
David Natan
Chief Executive Officer, Chief Financial and Accounting Officer, Director
October 14, 2011