Form 10-Q
period 2011-11-30
SunSi Energies Inc.
filed 2012-01-17
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,005,628 common shares as of January 13, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of November 30, 2011 (Unaudited) and May 31, 2011

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended November 30, 2011 and 2010

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2011 and 2010

F-4	Notes to Interim Unaudited Consolidated Financial Statements

SUNSI ENERGIES INC.
Consolidated Balance Sheets

	November 30,	May 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$822,256	$640,880
Accounts receivable, net	3,250,961	4,669,490
Notes receivable	802,716	941,314
Inventory	1,412,884	563,579
Prepaid expenses and other current assets	105,280	399,086
Total current assets	6,394,097	7,214,349
Property, plant and equipment	7,802,499	7,559,369
Goodwill	3,411,608	3,357,277
Intangible assets, net	3,148,958	3,025,489
Related party receivables	298,686	1,177,204
Other assets	21,451	248,879
Total assets	$21,077,299	$22,582,567

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,543,031	$5,320,381
Accrued liabilities	234,216	256,444
Related party payables	5,635,546	5,535,149
Income taxes payable	910,228	1,561,112
Total current liabilities	10,323,021	12,673,086
Long term debt	100,000	—
Total liabilities	10,423,021	12,673,086

Commitments and contingencies	—	—
Redeemable common stock and capital in excess of $0.001 par value. Zero and 1,349,628 shares
included in issued and outstanding below, respectively	—	2,707,488

Equity:
SunSi Energies Inc. stockholders' equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 75,000,000 shares authorized; 29,999,628 and 29,436,928 shares
issued and outstanding as of November 30, 2011 and May 31, 2011, respectively	30,000	29,437
Additional paid-in capital	8,831,277	5,057,252
Accumulated deficit	(1,827,138)	(1,253,344)
Accumulated other comprehensive income	213,501	100,896
Total SunSi Energies Inc. stockholders' equity	7,247,640	3,934,241
Noncontrolling interests	3,406,638	3,267,752
Total equity	10,654,278	7,201,993
Total liabilities and equity	$21,077,299	$22,582,567

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

Sales	$3,564,430	$—	$13,831,221	$—
Cost of goods sold	3,457,055	—	11,687,449	—
Gross margin	107,375	—	2,143,772	—
Operating expenses:
Professional fees	186,819	205,741	413,886	322,978
General and administrative	760,442	25,972	2,225,534	67,131
Total operating expenses	947,261	231,713	2,639,420	390,109
Loss from operations before income taxes	(839,886)	(231,713)	(495,648)	(390,109)
Provision for income taxes (benefit)	(154,171)	—	(7,423)	—
Net loss	(685,715)	(231,713)	(488,225)	(390,109)
Less: Net income (loss) attributable to noncontrolling interests	(146,721)	—	85,569	—
Net loss attributable to SunSi Energies Inc. common shareholders	$(538,994)	$(231,713)	$(573,794)	$(390,109)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	29,969,628	27,483,665	29,816,545	27,546,180

Comprehensive loss:
Net loss	$(685,715)	$(231,713)	$(488,225)	$(390,109)
Foreign currency translation adjustment	(3,717)	—	165,922	—
Comprehensive loss	(689,432)	(231,713)	(322,303)	(390,109)
Comprehensive income (loss) attributable to noncontrolling interests	(148,196)	—	138,886	—
Comprehensive loss attributable to SunSi Energies Inc.	(541,236)	(231,713)	(461,189)	(390,109)

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(488,225)	$(390,109)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	599,494	—
Common stock issued in exchange for services	45,600	—
Changes in operating assets and liabilities:
Accounts receivable	1,486,540	—
Notes receivable	153,054	—
Inventory	(835,936)	—
Prepaid expenses and other current assets	298,348	—
Related party receivables	893,030	—
Other assets	230,285	—
Accounts payable	(1,851,541)	11,693
Accrued liabilities	(25,650)	—
Income taxes payable	(672,729)	—
Related party payables	—	(5,671)
Net cash used in operating activities	(167,730)	(384,087)

Cash flows from investing activities:
Purchase of property, plant and equipment	(437,541)	—
Purchase of intangible assets	(356,272)	—
Net cash used in investing activities	(793,813)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	1,021,500	456,300
Proceeds from issuance of long term debt - convertible debenture	100,000	—
Proceeds from related party payables	60,742	—
Repayments of related party payables	(48,302)	—
Proceeds from advances payable	—	40,200
Repayments of advances payable	—	(243,000)
Net cash provided by financing activities	1,133,940	253,500

Effect of exchange rates on cash and cash equivalents	8,979	—
Net increase (decrease) in cash and cash equivalents	181,376	(130,587)
Cash and cash equivalents at beginning of period	640,880	598,468
Cash and cash equivalents at end of period	$822,256	$467,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Accrued share issuance costs	$—	$40,200

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Notes to Interim Unaudited Consolidated Financial Statements
November 30, 2011
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

SunSi Energies Inc. (“the Company”, or “SunSi”) was incorporated on January 30, 2007 in the State of Nevada. SunSi, through its operations in The People’s Republic of China (“China” or “the PRC”), is a specialty chemical manufacturer and distributor whose focus is to acquire and develop a portfolio of high quality trichlorosilane (“TCS”) producing facilities and distribution rights that possess a potential for future growth and expansion. TCS, a chemical primarily used in the production of polysilicon, is an essential raw material utilized in the production of solar cells for photovoltaic (“PV”) energy producing panels which convert sunlight into electricity. Prior to December 9, 2010, SunSi was a Development Stage Company as defined by ASC Topic 915. After its December 9, 2010 acquisition of a 90% equity interest in Zibo Baokai Commerce and Trade Co., Ltd. ("Baokai"), the Company emerged from development stage status and started generating revenues.

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

Prior to December 7, 2011, the Company’s fiscal year-end was May 31. On December 8, 2011, the Company changed its year-end to December 31. This change has no impact on this Quarterly Report on Form 10-Q or on historical financial data shown within this Report.

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

At November 30, 2011, cash and cash equivalents totaling $507,815 were held in banks in China; $504,815 at Industrial & Commercial Bank of China in Wendeng and $3,000 at HSBC Bank in Hong Kong. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  At November 30, 2011 and May 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

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

No provisions for excess or obsolete inventory were made as of November 30, 2011 or May 31, 2011.

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

Each year, the Company performs a transitional test for impairment of goodwill and other indefinite-lived intangible assets. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. In conjunction with its recent change in fiscal year-end, the Company’s annual fair value assessment is performed each December 31 on subsidiaries with material goodwill on their respective balance sheets. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting subsidiary to its carrying value, including goodwill. The Company estimates the fair value of each reporting subsidiary by estimating the present value of the reporting subsidiaries' future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the periods ended November 30, 2011 and May 31, 2011.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of November 30, 2011, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Pronouncement	Issued	Title

ASU No. 2010-25	September 2010	Plan Accounting—Defined Contribution Pension Plans (Topic 962) Reporting Loans to Participants by Defined Contribution Pension Plans EITF consensus
ASU No. 2010-26	October 2010	Financial Services—Insurance (Topic 944) Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts EITF consensus
ASU No. 2010-27	December 2010	Other Expenses (Topic 720) Fees Paid to the Federal Government by Pharmaceutical Manufacturers EITF consensus
ASU No. 2010-28	December 2010	Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts EITF consensus
ASU No. 2010-29	December 2010	Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations EITF consensus
ASU No. 2011-01	January 2011	Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20
ASU No. 2011-02	April 2011	Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring
ASU No. 2011-03	April 2011	Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements
ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
ASU No. 2011-05	June 2011	Comprehensive Income (Topic 220): Presentation of Comprehensive Income
ASU No. 2011-06	July 2011	Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers
ASU No. 2011-07	July 2011	Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities
ASU No. 2011-08	September 2011	Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment
ASU No. 2011-09	September 2011	Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan
ASU No. 2011-10	December 2011	Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2011-11	December 2011	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities
ASU No. 2011-12	December 2011
Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our financial statements.

4.	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

Accounts receivable and notes receivable at November 30, 2011 and May 31, 2011 were comprised of the following:

	November 30, 2011	May 31, 2011

Accounts receivable	$3,250,961	$4,669,490
Notes receivable	802,716	941,314

Total	$4,053,677	$5,610,804

Notes receivable represent negotiable commercial paper which can be utilized to acquire new goods or to satisfy invoices due third parties in China.

5.	INVENTORY

Inventory at November 30, 2011 and May 31, 2011 was comprised of the following:

	November 30, 2011	May 31, 2011

Raw materials	$378,202	$526,753
Finished goods	1,034,682	36,826

Total	$1,412,884	$563,579

No provision for excess or obsolete inventory was made at November 30, 2011 or May 31, 2011.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at November 30, 2011 and May 31, 2011 were comprised of the following:

	November 30, 2011	May 31, 2011

Advances to suppliers	$100,456	$360,113
Prepaid expenses	169	36,101
Other	4,655	2,872

Total	$105,280	$399,086

Advances made to suppliers are for the purchase of raw materials and are expected to be recovered within one year.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at November 30, 2011 and May 31, 2011 is comprised of the following:

			November 30, 2011			May 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,696,649	$(129,171)	$3,567,478	$3,637,779	$(36,604)	$3,601,175
Furniture and equipment	4,180	(682)	3,498	4,113	(193)	3,920
Machinery and equipment	3,815,759	(283,802)	3,531,957	3,637,067	(78,255)	3,558,812
Automotive equipment	170,110	(29,677)	140,433	167,401	(8,157)	159,244
Office equipment	11,406	(1,052)	10,354	4,260	(210)	4,050
Construction in Progress	548,779	—	548,799	232,168	—	232,168

Total	$8,246,883	$(444,384)	$7,802,499	$7,682,788	$(123,419)	$7,559,369

Depreciation expense for the three and six months ended November 30, 2011 totaled $160,095 and $317,354, respectively. The Company did not record any depreciation expense in either the three or six months ended November 30, 2010.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

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

The following summarizes unpaid purchase consideration included in the accompanying Balance Sheet at November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011
Purchase consideration related to the Baokai acquisition, unpaid and accrued	$163,647	$213,647

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

The Company utilized an alternative valuation method for the restricted common stock issued due to the limited public trading volume of its common stock prior to the measurement date. The recent average daily trading volume of the Company’s common shares was below levels considered by management to be representative of an active market.

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

9.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at November 30, 2011 and May 31, 2011 was comprised of the following:

	November 30, 2011	May 31, 2011

Goodwill – Zibo Baokai Commerce and Trade Co., Ltd	$292,941	$292,941
Goodwill – Wendeng He Xie Silicon Industry Co., Ltd	3,006,386	3,006,386
Foreign currency translation adjustments	112,281	57,950

Goodwill, net at November 30, 2011	$3,411,608	$3,357,277

Intangible assets at November 30, 2011 and May 31, 2011 were comprised of the following:

		November 30, 2011			May 31, 2011
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3.0	$1,580,739	$(369,689)	$1,211,050	$1,555,565	$(104,541)	$1,451,024
Land lease	50.0	1,964,655	(26,747)	1,937,908	1,580,988	(6,523)	1,574,465

Total		$3,545,394	$(396,436)	$3,148,958	$3,136,553	$(111,064)	$3,025,489

Amortization expense for intangible assets subject to amortization for the three and six months ended November 30, 2011 totaled $141,843 and $282,140, respectively. The Company did not record any amortization expense in either the three and six months ended November 30, 2010.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change, a accumulated amortization due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

10.	RELATED PARTY RECEIVABLES

Related party receivables were comprised of the following at November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011

Wendeng Huahai Chemical Co., Ltd.	$298,686	$1,177,204

Total	$298,686	$1,177,204

Related party receivables represent trade receivables due from a customer, in which a SunSi shareholder maintains an equity interest. For the three and six month periods ended November 30, 2011, sales to this related party customer totaled $283,675 and $619,531, respectively (all attributable to the Wendeng segment). For the three and six months ended November 30, 2010, the Company did not record any sales with this related party customer as it was prior to the March 18, 2011 acquisition of Wendeng.

11.	OTHER ASSETS

Other assets were comprised of the following at November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011

Deposit – Department of Extrabudgetary Fund, Wendeng	$21,451	$21,110
Deposit – TCS Management Association, Wendeng	—	7,715
Deposit – Intangible assets, Wendeng	—	220,054

Total	$21,451	$248,879

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011

Accounts payable	$3,543,031	$5,320,381
Accrued liabilities	234,216	256,444

Total	$3,777,247	$5,576,825

Accounts payable and accrued liabilities primarily represents trade payables due for Chinese operations.

13.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011

Dongqiang Liu – Advances, Wendeng	$5,471,899	$5,321,502
Yuhua Song – Purchase consideration, Baokai acquisition	163,647	213,647

Total	$5,635,546	$5,535,149

The payables due to Mr. Liu and Mr. Song represents amounts due to related parties, of which a shareholder of the Company has an equity interest, and are interest-free, unsecured and repayable on demand.

14.	INCOME TAXES

Income taxes payable were comprised of the following at November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011

United States income taxes payable	$—	$—
Foreign income taxes payable	910,228	1,561,112
Total	$910,228	$1,561,112

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $2,179,000 which expires in 2031. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

As a result of operations recorded at Baokai and Wendeng located in China, the Company recorded a tax benefit of $7,423 for the six months ended November 30, 2011 based upon their estimated effective tax rates. Pursuant to the new PRC’s enterprise income tax (“EIT”) law, the Company is subject to EIT at the statutory rate of 25%.  Income taxes in the statements of operations and comprehensive income represent current taxes for the periods ended November 30, 2011 and 2010. The effective income tax rate has no material difference with the PRC statutory income tax rate of 25% for the periods ended November 30, 2011 and 2010.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of November 30, 2011 and May 31, 2011, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

15.	DEBT

Debt was comprised of the following at November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011

9% Unsecured, convertible debenture	$100,000	$—
Loan discount on unsecured, convertible debenture	—	—
Total long term debt	100,000	—
Less: Current portion	—	—
Long term debt	$100,000	$—

The following table summarizes the issuance of all unsecured, convertible debentures during the six month period ended November 30, 2011:

Issue Date	Interest Rate	Face Value	Maturity Date	Conversion Rate of Face Value to Common Shares
10/15/2011	9%	$100,000	10/15/2014	0.25
Total		$100,000

On October 15, 2011, the Company completed the private placement of an unsecured, convertible debenture in the amount of $100,000. The debenture carries an interest of 9% per annum, payable semiannually each April 15 and October 15, for a three-year term with a fixed conversion price of $4.00 per share, or 25,000 shares of the Company’s common stock.

At May 31, 2011, the Company had no unsecured, convertible debentures outstanding. No debt was issued prior to October 15, 2011.

16.	STOCKHOLDERS’ EQUITY

SunSi is authorized to issue 75,000,000 shares of common stock at a par value of $0.001 and had 29,999,628 and 29,436,928 shares of common stock issued and outstanding as of November 30, 2011 and May 31, 2011, respectively.

Since September 10, 2009, the Company has conducted a private placement of its common stock at a price of $2.00 per share and a maximum issuance of 8,000,000 shares. During the year ended May 31, 2011, the Company accepted subscription agreements from investors and correspondingly issued 711,000 shares of its common stock pursuant to this offering, and received $1,422,000 in gross proceeds. The cost of this issuance was $142,200.

During the six months ended November 30, 2011, the Company accepted subscription agreements from investors and correspondingly issued 507,500 shares of its common stock pursuant to this offering, and received $1,015,000 in gross proceeds. The cost of this issuance was $101,500. Further, the Company issued 15,200 shares of common stock in exchange for consulting, professional and other services rendered. The value of these services aggregated $45,600.

On September 5, 2011, the Company closed this offering and commenced a new offering of 3.0 million shares at $3.00 per share. As of November 30, 2011, the Company accepted subscription agreements from investors and correspondingly issued 40,000 shares of its common stock pursuant to this new offering, and received $120,000 in gross proceeds. The cost of this issuance was $12,000.

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

17.	COMMITMENTS

SunSi entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. Currently, the total financing sought by the Company to expand the Wendeng facility is $9.0 million in the form of common equity. The maximum potential amount of fees that can be paid totals $0.9 million. The terms and condition of financing are subject to Company approval.

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

Segment Results

The following table sets forth operations by segment for the three and six months ended November 30, 2011 and November 30, 2010:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

Sales:
Baokai	$1,848,377	$—	$5,808,395	$—
Wendeng	1,716,053	—	8,022,826	—
Corporate	—	—	—	—
Total	$3,564,430	$—	$13,831,221	$—
Cost of goods sold:
Baokai	$1,811,524	$—	$5,713,287	$—
Wendeng	1,645,531	—	5,974,162	—
Corporate	—	—	—	—
Total	$3,457,055	$—	$11,687,449	$—
Gross margin:
Baokai	$36,852	$—	$95,107	$—
Wendeng	70,523	—	2,048,665	—
Corporate	—	—	—	—
Total	$107,375	$—	$2,143,772	$—
Operating expenses:
Baokai	$19,000	$—	$38,000	$—
Wendeng	705,057	—	2,135,462	—
Corporate	223,204	231,713	465,958	390,109
Total	$947,261	$231,713	$2,639,420	$390,109
Provision for income taxes:
Baokai	$4,462	$—	$14,276	$—
Wendeng	(158,633)	—	(21,699)	—
Corporate	—	—	—	—
Total	$(154,171)	$—	$(7,423)	$—
Net income (loss):
Baokai	$13,389	$—	$42,830	$—
Wendeng	(475,901)	—	(65,098)	—
Corporate	(223,204)	(231,713)	(465,957)	(390,109)
Total	$(685,715)	$(231,713)	$(488,225)	$(390,109)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at November 30, 2011 and May 31, 2011:

Total assets by segment:
Baokai	$976,643	$2,028,632
Wendeng	19,783,215	20,458,838
Corporate	317,441	95,097
Total	$21,077,299	$22,582,567

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill by segment at November 30, 2011 and May 31, 2011:

Goodwill by segment:
Baokai	$313,622	$308,627
Wendeng	3,097,986	3,048,650
Total	$3,411,608	$3,357,277

The following table sets forth the carrying amount of intangible assets by segment at November 30, 2011 and May 31, 2011:

Intangible assets by segment:
Baokai	$—	$—
Wendeng	3,148,958	3,025,489
Total	$3,148,958	$3,025,489

The following table sets forth the carrying amount of property, plant and equipment by segment at November 30, 2011 and May 31, 2011:

Property, plant and equipment by segment:
Baokai	$—	$—
Wendeng	7,802,499	7,559,369
Total	$7,802,499	$7,559,369

Amortization expense for Wendeng totaled $141,843 and $282,140, respectively, for the three and six months ended November 30, 2011. Depreciation expense for Wendeng totaled $160,095 and $317,354, respectively, for the three and six months ended November 30, 2011. Capital expenditures for Wendeng totaled $437,541 during the six months ended November 30, 2011. Baokai did not record any depreciation or amortization expense, nor did it incur any capital expenditures during the six months ended November 30, 2011.

The Company had no goodwill, intangible or long-lived assets prior to December 9, 2010.

Geographic Information

All of the Company’s long-lived assets and revenues, as determined by shipping destination, are located within The People’s Republic of China.

19.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations.  The Company contributed $7,673 and $16,694 for the three and six month periods ended November 30, 2011.

20.	SUBSEQUENT EVENTS

Prior to December 7, 2011, the Company's fiscal year-end was May 31. On December 8, 2011, the Company changed it year-end to December 31.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events required to be disclosed.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; increasingly competitive environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects; changing alternative energy technologies; raising sufficient capital to fund the expansion of Wendeng to 75,000 MT and acquisition of other TCS manufacturing facilities; our ability to find suitable TCS acquisition targets, our ability to complete the Wendeng expansion on budget and on time, the price of TCS sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; the level of production by the Wendeng factory; Baokai's success in attaining new clients under its TCS distribution agreement; the decision by potential investors who have signed subscription agreements not to pay for such SunSi common shares; the decision by the NASDAQ Capital Market to reject the Company's application for listing; our ability to successfully manage a business in China; the re-opening of our Wendeng facility and the ZBC TCS facility that provides TCS to our Baokai distribution company; that Wendeng is one of the lowest producers of TCS and that we will emerge as one of the strongest TCS manufacturers in 2012;  and success in implementing productivity initiatives. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Baokai has one client which comprised approximately 98.2% of their sales for the six month period ended November 30, 2011. The facility is easily accessible via rail and major highways, in addition to being well equipped for handling chemical products. We believe we can expand Baokai’s client base in the future, although there can be no assurances.

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

On June 13, 2011, we amended the terms of the Wendeng Acquisition, whereby Mr. Liu canceled our obligation to buy back the 1,349,628 shares of our stock and confirmed that the purchase price for the 60% equity interest in Wendeng is fully paid. Such shares had been classified as “Redeemable Common Stock” on the Registrant's balance sheet and excluded from Stockholders’ Equity and are now included in the Company’s Stockholders’ Equity section of the balance sheet at a value of approximately $2.7 million.

We remain committed to our plan to expand the manufacturing capacity of Wendeng to 75,000 MT per year. In September 2011, we completed the first phase of this expansion increasing the manufacturing capacity from 20,000 MT to 30,000 MT at an approximate cost of $1.5 million. By the end October 2011, the additional capacity became operational following the completion of certain quality control measures and other tests.

TCS Market and our Future Strategy

During calendar year 2011, the world polysilicon prices decreased approximately 60% pas the top five producers more than doubled output, according to data compiled by Bloomberg. The polysilicon industry will make about 20 percent more than is needed this year, and the oversupply will increase to 28 percent in 2012, according to the Macquarie Group Ltd. As a result, about 90 percent of China’s polysilicon plants comprising half of the country’s production suspended output in November and December because of the price slump, the China Nonferrous Metals Industrial Association, which acts as a conduit between industry and government, said.

During our third fiscal quarter ended November 30, 2011, the low price of polysilicon coupled with the significant oversupply of polysilicon had a material adverse impact on the price we could sell TCS for, and the level of plant utilization at Wendeng and our exclusive supplier to Baokai, ZBC. This negatively impacted our revenues and results of operations. We believe the pricing of polysilicon will increase in 2012 and that due to the oversupply there will be an industry consolidation where we will emerge as one of the strongest entities and lowest cost producers.

There can be no assurances that we will be successful in our efforts to operate Wendeng, or to sell TCS at a price that will enable it to operate profitably, make future TCS plant acquisitions, conduct TCS plant expansions or to enter into any future TCS distribution agreements. Additionally, there can be no assurance that the price of polysilicon will not continue to fall or that an industry consolidation will occur.

We remain committed to expanding our Wendeng facility from 30,000 metric tons to 75,000 metric tons. We estimate the total amount of funding required to complete this expansion to be $15.0 million. We expect to raise $9.0 to $10.0 million through the sale of our common stock, with the remainder expected to be contributed by our 40% minority partner of Wendeng.  If we are unable to raise this amount through the sale of equity securities, we will have to secure additional debt financing to complete the acquisition and the planned expansion project.  If necessary, we intend to negotiate terms of a revolving line of credit and/or conditions for a construction/term loan with various banking institutions.  However, there is no assurance that debt financing will be available or, if available, on terms that are favorable to us.  In addition, if we are unable to raise sufficient equity capital to commence development of the plant expansion, we may pursue the plant expansion through alternative ownership structures, such as joint ventures with other entities. We currently have no commitment for either equity or debt financing. There can be no assurances that the Company will be successful in raising sufficient funds to complete the expansion.

Results of Operations for the three and six months ended November 30, 2011 and 2010

During our fiscal year ended May 31, 2011, we consummated the acquisitions of Baokai in December, 2010 and Wendeng in March 2011 as described throughout this Report. As a result of these acquisitions, we emerged from a Development Stage company into planned operations.  The results of operations include a full  three months of operations for Baokai and Wendeng, respectively for the three and six months ended November 30, 2011, compared to nil in the comparable period of the prior year.  Therefore, comparisons between 2011 and 2010 may not be indicative of current trends.

Segment Results

The following table sets forth operations by segment for the three and six months ended November 30, 2011 and 2010:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

Sales:
Baokai	$1,848,377	$—	$5,808,395	$—
Wendeng	1,716,053	—	8,022,826	—
Corporate	—	—	—	—
Total	$3,564,430	$—	$13,831,221	$—
Cost of goods sold:
Baokai	$1,811,524	$—	$5,713,287	$—
Wendeng	1,645,531	—	5,974,162	—
Corporate	—	—	—	—
Total	$3,457,055	$—	$11,687,449	$—
Gross margin:
Baokai	$36,852	$—	$95,107	$—
Wendeng	70,523	—	2,048,665	—
Corporate	—	—	—	—
Total	$107,375	$—	$2,143,772	$—
Operating expenses:
Baokai	$19,000	$—	$38,000	$—
Wendeng	705,057	—	2,135,462	—
Corporate	223,204	231,713	465,958	390,109
Total	$947,261	$231,713	$2,639,420	$390,109
Provision for income taxes:
Baokai	$4,462	$—	$14,276	$—
Wendeng	(158,633)	—	(21,699)	—
Corporate	—	—	—	—
Total	$(154,171)	$—	$(7,423)	$—
Net income (loss):
Baokai	$13,389	$—	$42,830	$—
Wendeng	(475,901)	—	(65,098)	—
Corporate	(223,204)	(231,713)	(465,957)	(390,109)
Total	$(685,715)	$(231,713)	$(488,225)	$(390,109)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Net Revenue

Revenue for the three months ended November 30, 2011 totaled $3,564,430 as compared to nil for the same period ended November 30, 2010. The revenues generated in fiscal 2011 were as a result of two acquisitions (Baokai and Wendeng) described throughout this Report. The revenue for the three month and six month periods ended November 30, 2011 was comprised of $1,848,377 and $5,808,395 in revenue at Baokai, respectively and $1,716,053 and $8,022,826, respectively at Wendeng. With the exception of approximately $188,000 in revenue recorded from shipments to a polysilicon company in Russia, from our Wendeng segment, all of these revenues were recorded within China. The price of TCS in China is typically based on short term contracts and the spot market enabling both the buyer and the seller to adapt to market conditions. Currently, the price of TCS within China is approximately $850 USD per metric ton compared to pricing of $1,100-$1,300 during the period from January 1, 2011- August 31, 2011.

Currently, due to the oversupply of polysilicon in the world market, many polysilicon makers in China and worldwide have either temporarily shut down and in some cases, ceased operations.  Both the ZBC facility that is the exclusive supplier of Baokai and our Wendeng facility are closed and not operating as of January 15, 2012.  We expect both facilities to re-open after the Chinese New Year (which is typically a slower than normal operating period in China) in mid-February and to begin selling TCS.

Based on current market indications, we believe the TCS market both in terms of pricing and the amount of orders placed will begin to improve gradually during the quarter ending March 31, 2012 with a more significant recovery in the June quarter. However, there can be no assurance that the price of TCS will not decline further in the next 12 months, and that we will receive a sufficient amount of orders for TCS to run the Wendeng facility or Baokai operations profitably.

Gross Margin

Gross margin is calculated by subtracting cost of sales from net revenue. The gross margin percentage is calculated by dividing the gross margin by net revenues. The gross margin percentage of approximately 3.0% and 15.5% for the three and six month periods ended November 30, 2011 is attributable to a 4.1% and 25.5% margin on sales, respectively, at Wendeng for the three and six month periods ended November 30, 2011 offset by an approximate 2.0% margin earned on net revenues at Baokai. Margins are approximately 2.0% at Baokai because we are a distributor of TCS produced by the ZBC factory and our purchase price is fixed. The gross margin at Baokai is fixed at 2.0% for all existing customers, but will increase if we can bring new customers to Baokai that will purchase TCS from the ZBC TCS factory which Baokai buys all of its TCS from. There can be no assurances that we will be successful in doing so.  If the price of TCS fluctuates at Baokai, we should still earn a 2.0% margin; however, if there are price fluctuations either up or down for TCS, the gross margin percentage at Wendeng will be impacted.

Due to the oversupply of polysilicon, as described throughout this report, we have negotiated with our suppliers to reduce the price of the raw materials they sell to us necessary to manufacture TCS. We have negotiated decreases of approximately 10-15% in our raw materials which represent approximately 60% of the cost of manufacturing a metric ton of TCS. We expect that the decreased cost of raw materials will help to improve our gross margins when we resume manufacturing in mid-February; however, there can be no assurances that reduced manufacturing costs will enable us to improve our gross margins over current levels if the selling price of TCS continues to fall.

Professional Fees

We incurred professional fees of $186,819 and $413,886, respectively, for the three months and six months ended November 30, 2011, compared to $205,741 and $322,978 for the same three and six month periods ended November 30, 2010. Professional fees consist of legal, accounting and other due diligence fees. The increase in 2011 professional fees, which were primarily incurred in the United States associated with public company activity compared to the same period in 2010, is attributable to an increase in accounting, legal and business valuation services incurred in connection with our Wendeng acquisition.

General and Administrative Expenses

General and administrative expenses (“G&A”) totaled $760,442 and $2,225,534 for the three and six months ended November 30, 2011 compared to $25,972 and $67,131 for the periods ended November 30, 2010. The increase in G&A expense in 2011 is primarily attributable to the inclusion of G&A expenses at Wendeng in 2011 due to the acquisition of Wendeng on March 18, 2011. Additionally, we incurred significantly higher investor relations and promotion expenses of approximately $204,000 related to our efforts to increase the visibility of SunSi. The primary components of G&A expenses include office expense, salaries and benefits not directly associated with manufacturing process, and building expenses and maintenance.

Provision for Income Taxes

The provision for income taxes was ($154,171) and ($7,423), or 18.4% and 1.5%, for the three and six months ended November 30, 2011 compared to nil, or 0%, for the same periods ended November 30, 2010.

As a result of operations recorded at the Baokai subsidiary and Wendeng subsidiaries located in China for the period ended November 30, 2011, we have recorded a tax benefit of $7,423, or a 25% tax rate which is the statutory rate in China for all earnings. The profits generated in China are not available to be offset against net operating losses in the United States.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a U.S net operating loss of approximately $2,179,000 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the United States carried forward in future years.

Net loss

For the three and six months ended November 30, 2011, we had net losses of ($685,715) and ($488,225), respectively compared to a losses of ($231,713) and ($390,109) for the comparable periods ended November 30, 2010.  During 2010, we were a development stage company with no revenues and only expenses.

The weighted average number of basic and fully diluted shares outstanding for the three and six months periods ended November 30, 2011 were 29,969,628 and 29,816,545, respectively, compared to 27,483,665 and 27,546,180, respectively for the same period ended November 30, 2010. There are no dilutive equivalents included in our calculation of fully diluted shares in either period, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At November 30, 2011, we had cash on hand of $822,256.  Of this amount, $314,441 was in the United States and $504,815 was in China and $3,000 was in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support operations in the United States.  U.S. operations are comprised of a holding company with expenses and no business operating activities that are revenue generating.  Historically, the sole source of funding for U.S. corporate activities has been in the form of private placements of our common stock. We believe our current cash on hand and our ability to continue raising funds from the sale of equity will be sufficient to fund our U.S. activities for the next year.

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

At November 30, 2011, we had a working capital deficit of $3,928,924. The deficit is primarily attributable to the related party payable of $5,635,546 due to the 40% minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. The minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $167,730 for the six months ended November 30, 2011 as compared to net cash used in operating activities of $384,087 for the comparable period in the prior year. The increase in 2011 compared to 2010 is attributable to a net change in operating assets and liabilities offset by a decrease in net loss.

Net cash used in investing activities was $793,813 for the six months ended November 30, 2011 as compared to no activity for the comparable period in the prior year. The net cash used in the current period is directly attributable to the purchase of $437,541 in capital assets and $356,272 in land use rights to support our ongoing efforts to expand the capacity of our Wendeng production facility.

Net cash provided by financing activities was $1,133,940 for the six months ended November 30, 2011 as compared to $253,500 for the same period in 2010.  The proceeds received in both periods are primarily attributable to the sale of equity through private placements.

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

At November 30, 2011, cash and cash equivalents totaling $507,815 were held in banks in China; $504,815 at Industrial & Commercial Bank of China in Wendeng and $3,000 at HSBC Bank in Hong Kong. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  At November 30, 2011 and May 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

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

No provisions for excess or obsolete inventory were made at November 30, 2011 and May 31, 2011.

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

Each year, the Company performs a transitional test for impairment of goodwill and other indefinite-lived intangible assets. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. In conjunction with its recent change in fiscal year-end, the Company’s annual fair value assessment is performed each December 31 on subsidiaries with material goodwill on their respective balance sheets. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting subsidiary to its carrying value, including goodwill. The Company estimates the fair value of each reporting subsidiary by estimating the present value of the reporting subsidiaries' future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended November 30, 2011 and May 31, 2011.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of November 30, 2011, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2011, the Company accepted subscription agreements from investors and correspondingly sold 52,500 shares of its common stock pursuant to its current private placement offering, and received $145,000 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSI ENERGIES INC.

January 17, 2012	By:	/s/ David Natan
David Natan
Chief Executive Officer

January 17, 2012	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer