Form 10-K
period 2011-12-31
SunSi Energies Inc.
filed 2012-04-16
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________

☑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from June 1, 2011 to December 31, 2011

Commission file number:  333-145910

SunSi Energies Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 24th Floor, New York, New York	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (212) 672-1786

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2011 was $48,166,822.

The number of shares of the registrant’s only class of common stock issued and outstanding was 30,058,128 shares as of March 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2012 Annual Meeting of Shareholders (Part III).

EXPLANATORY NOTE

Prior to December 7, 2011, the Company’s fiscal year-end was May 31. On December 8, 2011, the Company changed its year-end to December 31. As a result this Transitional Report (“Report”) is filed under the Securities and Exchange Commission’s (“SEC”) guidelines.

PART I

ITEM 1.          BUSINESS

In General

The company (“Company”, or “SunSi”, or “we”, “us”, “our”) was incorporated in Nevada on January 30, 2007. On March 24, 2009, the Company changed its name to SunSi Energies Inc. (fka Bold View Resources, Inc.) and changed its business focus to the acquisition of trichlorosilane (“TCS”) production facilities and TCS distribution rights in China. SunSi, through its subsidiaries operating in China, is a manufacturer and distributor of TCS, a critical raw material used to produce polysilicon which is used in approximately 75% of the solar photovoltaic panel industry in the world today.

SunSi’s objective is to acquire and develop a portfolio of high quality TCS distribution rights and production facilities that are strategically located and possess a potential for future growth and expansion. Relatively unknown, but essential to the solar energy industry, TCS is the main feedstock of the solar energy industry, used in the production of polysilicon, which in turn is used in the production of solar photovoltaic (“PV”) energy producing panels, the most common device used worldwide to convert sunlight into power.

On December 8, 2010, we completed the acquisition of 90% of Zibo Baokai Commerce and Trade Co., Ltd., (“Baokai”) a company located in Zibo City, China, which owns the right to globally distribute, without restriction, all of the TCS production of Zibo Baoyun Chemical Plant (“ZBC”). ZBC is the same production facility that we had attempted to purchase in 2009 and 2010, but discontinued our efforts to do so because we believed the terms of acquisition were not beneficial to SunSi shareholders. As a result of the consummation of the Baokai acquisition, we began generating revenues in December 2010, and, also as a result we transitioned from a development stage company to planned operations. Consequently, disclosure of certain historical data which has previously been presented in our filings is no longer necessary.

In March 2011, we acquired a 60% equity interest in Wendeng Hexie Silicon Industry Co., Ltd. (“Wendeng”) a TCS production facility located in Weihai City, China. As a result of the acquisitions of Baokai and Wendeng, we currently control approximately 55,000 metric tons (“MT”) of TCS production.

We intend to grow our TCS production capacity from 55,000 MT to 140,000 MT by expanding our Wendeng facility from its current 30,000 MT of capacity to 75,000 MT, and by acquiring another TCS production facility and expanding its production. In order to achieve our target of 140,000 MT of TCS, we will be required to raise approximately $25.0 million over the next two years. This expansion would be comprised of $10.0 million to expand Wendeng and approximately $15.0 million to acquire another facility of up to 40,000 MT. The total cost to expand Wendeng is $15.0 million of which $10.0 mllion will be paid by us and $5.0 million contributed by our 40% minority owner. There can be no assurances that we will be successful in raising $25.0 million. If we are unable to expand our capacity above 55,000 metric tons, we believe we can generate earnings and positive cash flow from operations, although there can be no assurances due to the recent oversupply of polysilicon as described throughout this Report (see Polysilicon and TCS Market, and our Future Strategy) below.

Change of Year End Reporting Period

Prior to December 7, 2011, the Company’s fiscal year-end was May 31. On December 8, 2011, the Company changed its year-end to December 31. As a result, this Transition Report is filed under the Securities and Exchange Commission’s (“SEC”) guidelines 210.3-06. This Report includes the following information:

●	Audited balance sheets as of December 31, 2011, May 31, 2011 and May 31, 2010
●	Audited statements of operations, changes in stockholders’ equity and cash flows for the seven months ended December 31, 2011 and years ended May 31, 2011 and 2010
●	Pro forma statements of operations and cash flows for 12 months ended December 31, 2011 and 2010

Trichlorosilane, Polysilicon and PV Production

TCS is a colorless liquid containing silica powder, hydrogen and chlorine and is the critical intermediate compound used to produce pure polysilicon. It takes approximately 6.5 MT of TCS to make 1 MT of polysilicon.

Polysilicon is then cast into a multicrystalline ingot in a DSS furnace. The ingot then moves into the wafering operation where it is sawed into bricks and the bricks are then sawed into thin wafers. Next, the wafers are processed into solar cells through a series of etching, doping, coating and electrical contact processes. The next step involves interconnecting and assembling PV solar cells into solar modules. Finally, PV solar modules, along with other system components such as batteries and inverters, are installed as solar power systems.

Depending on the cost of TCS relative to the cost of polysilicon at any given time, TCS represents approximately 20% of the cost of polysilicon. During the period from January 1, 2011 through April 1, 2012, the price of polysilicon has dropped from approximately $70.00 per kilogram to approximately $25.00 per kilogram primarily due to an overcapacity of polysilicon producing facilities worldwide.  During this period of time, the price of TCS has dropped from approximately $1,300 per MT to $700 per MT.  The pricing for TCS is typically determined in a short term “spot market” due to the volatility in pricing and the constantly changing levels of supply and demand in the solar industry.

PV Industry

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

Global PV cell production grew to an impressive 37.2 GW in 2011, according to a market survey by PHOTON International - The Solar Power Magazine, for a 36-percent increase over the 27.4 GW produced in 2010. But the annual survey also reveals a dramatic reduction in year-on-year growth. Compared to a record 120-percent jump in 2010, the 2011 cell output was the PV industry's lowest growth rate since a 34-percent increase in 2003.

Manufacturers across the various segments comprising the PV manufacturing process are lowering their manufacturing costs and improving cell efficiency in an effort to make solar generated electricity more price competitive with electricity generated from traditional sources.

Polysilicon and the TCS Market

During calendar year 2011, the world polysilicon prices decreased approximately 60% as the top five producers more than doubled output, according to data compiled by Bloomberg News. For the week ended March 26, 2012, the polysilicon spot price averaged $25.93 per KG. According to the Macquarie Group Ltd. global investment banking and diversified financial services group regarding the oversupply situation, the polysilicon industry will make about 20 percent more than is needed this year, and the oversupply will increase to 28 percent in 2012. As a result of historically low prices for polysilicon in November and December of 2011, about 90 percent of China’s polysilicon plants, comprising half of the country’s production suspended output in November and December according to the China Nonferrous Metals Industrial Association, which acts as a conduit between industry and government, said. This oversupply situation has continued throughout 2012 with an estimated 50-80% of China’s polysilicon capacity currently idle. A leading solar industry publication, Solarbuzz stated that “it is significant that polysilicon manufacturing capacity long the most constrained and profitable part of the PV chain now has the highest capacity in the PV chain”.

During November and December 2011, the low price of polysilicon coupled with the significant oversupply of polysilicon had a material adverse impact on the price we could sell TCS for, and the level of plant utilization at Wendeng and our exclusive supplier to Baokai, ZBC. This negatively impacted our revenues and results of operations. We believe that due to the current polysilicon oversupply there will be an industry consolidation where we will emerge as one of the strongest entities and lowest cost producers.  The ZBC plant that supplies our Baokai distribution operations and the Wendeng facility has been closed since December 2011. We had expected these facilities to open at the end of February 2012 after the Chinese New Year, however, the ongoing low pricing of polysilicon and the resulting low price bids from our customers to supply them TCS would not enable us to operate profitably.  Currently during the shutdown period, the Baokai distribution segment is at a breakeven level because we are not incurring any marketing or business development expenses directly associated with Baokai operations.

Based upon our knowledge and experience in the TCS marketplace in China, and based upon our ongoing discussions with our existing and potential new customers, we believe that no TCS supplier in China can produce TCS profitably at current price levels. At Wendeng, our operating losses of approximately $30,000-$40,000 per month when closed are significantly less than the loss we would incur by producing TCS at the current market price. Therefore our operating losses are lower by staying closed rather than manufacturing TCS at a significantly higher loss. Our Wendeng facility has sold some of its existing inventory during 2012 at a loss; however, it has not manufactured any TCS during 2012.   Based on the current level of request for price quotes we are receiving, and ongoing negotiations with a number of potential existing and new customers; we expect the Wendeng facility to re-open due to a rise in the demand and price for TCS thus enabling us to begin manufacturing and selling TCS by the end of April 2012; although there can be no assurances.

Additionally, there can be no assurances that we will be successful in our efforts to operate Wendeng, or to sell TCS at a price that will enable Wendeng to operate profitably. Additionally, there can be no assurance that the price of polysilicon will not continue to fall or that an industry consolidation will occur.

In 2011 and reiterated in 2012, the Chinese government in widely publicized announcements has promised to commit $454 billion dollars towards to alternative energy which includes a commitment to expand and support a fivefold increase in solar production above current levels over the next five to years ten years. We believe the oversupply of polysilicon will be mitigated during 2012, and that the demand and price of TCS will increase significantly as this commitment is implemented, although there can be no assurances. Currently we remain committed to expanding our Wendeng facility from 30,000 MT to 75,000 MT. We estimate the total amount of funding required to complete this expansion to be $15.0 million. We expect to raise $10.0 million through the sale of our common stock, with the remainder expected to be contributed by our 40% minority partner of Wendeng.  If we are unable to raise this amount through the sale of equity securities, we will have to secure additional debt financing to complete the acquisition and the planned expansion project.  If necessary, we intend to negotiate terms of a revolving line of credit and/or conditions for a construction/term loan with various banking institutions.  However, there is no assurance that debt financing will be available or, if available, on terms that are favorable to us.  In addition, if we are unable to raise sufficient equity capital to commence development of the plant expansion, we may pursue the plant expansion through alternative ownership structures, such as joint ventures with other entities. We currently have no commitment for either equity or debt financing. There can be no assurances that the Company will be successful in raising sufficient funds to complete the expansion.

During 2011, substantially all of our sales were within China, however we did record one sale of approximately $188,000 to Nitol Solar in Russia. During 2012, we expect to sell more of our TCS outside of China and are not aware of any export restrictions in China that would prevent us from continuing to doing so.  Currently, we are negotiating with companies located in the U.K. and Germany to sell them our TCS. Historically, countries such as Germany and Italy have led the demand for solar PV in recent years, while China, the United States and Japan are expected to experience a significant growth by 2014 in the renewable energy and solar markets. There can be no assurances that we will be successful in selling TCS outside of China.

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

As part of the Baokai distribution rights, ZBC agreed to sell Baokai all of its TCS production to us at a price of cost, plus a 10% to 15% mark-up depending on the nature of the sale. During the period ended February 28, 2011, we generated approximately $4.6 million in revenues with a gross margin of approximately 2.0%. By mutual agreement with ZBC, Baokai agreed to earn a smaller profit margin than originally anticipated on these sales because the sales came from existing customers of ZBC and from the efforts of the ZBC sales force.  The Company continues to work on business development efforts to obtain new clients for Baokai but has been unsuccessful to date in doing so.  In the event the company is successful in obtaining new clients, the pricing anticipated for these clients would revert to the 10-15% mark-up.  There can be no assurances that the Company will be successful in securing new clients for Baokai.

Baokai has one client LDK Solar which accounted for substantially all of their sales for the seven month period ended December 31, 2011, and since our acquistion of Baokai in December 2010. The facility is easily accessible via rail and major highways, in addition to being well equipped for handling chemical products. We believe we can expand Baokai’s client base in the future, although there can be no assurances.

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

ZBC’s current capacity is 25,000 MT per year. ZBC is ISO9001 certified.

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

Our plan after acquisition was to expand the manufacturing capacity of Wendeng to 75,000 MT per year. In October 2011, the construction of the expanded capacity from 20,000 to 30,000 MT was completed. The cost of this 10,000 MT ton expansion was approximately $1.5 million. We estimate the total amount of funding required by SunSi to complete the Wendeng expansion from 30,000 MT to 75,000 MT is currently approximately $15.0 million. Mr. Liu, our 40% minority partner in the facility, is expected to contribute between $3.0-5.0 million towards this expansion. Our portion of this expansion if we are successful in raising capital to fund this expansion, will be approximately $10-12 million.

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

Wendeng has four major clients which comprised approximately 50.2%, 19.4%, 9.0% and 9.2%, respectively, or approximately 87.8% of their sales for the seven month period ended December 31, 2011. The facility is easily accessible via rail and major highways, in addition to be being well equipped for handling chemical products. We believe we can expand Wendeng’s client base in the future.

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

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on December 31 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of December 31, 2011. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $2,800,000; of which $2,487,567 was attributed to Wendeng and $312,433 was attributed to Baokai.

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

During the seven month period ended December 31, 2011, approximately 41.3% of our revenue or $5,956,999 came from Baokai, and 58.7% or $8,463,841 came from Wendeng. Net loss from Baokai was $253,726, and the net loss at Wendeng was $2,791,439. Further information regarding our operating segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 18 "Segment Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Customers and Sales

Wendeng

During calendar 2011, Wendeng shipped its TCS to the following customers:

1.	Jiangsu Zhong Neng Silicon Industry Technology Development Co. Ltd (GCL Silicon Technology Holdings Inc.)
2.	Zhejiang Zhong Neng Technology Development Co. Ltd.

3.	Luo Yang Zhong Silicon Hi-Tech Technology Development Co. Ltd.
4.	Wuxi Zhong Cai Technology Development Co. Ltd.

5.	Lian Yun Gang Zhong Cai Technology Development Co. Ltd.
6.	Zhejiang Xie Cheng Gui Co. Ltd.

7.	Wendeng Shi Huahai Chemical Co. Ltd.
8.	Nitol Solar

Nitol Solar is the only one of these companies located outside of China.

Baokai

Substantially all of Baokai’s revenues since acquisition in December 2010 have been to LDK Solar Co., Ltd, Hi-Tech Industrial Park. We are  attempting to diversify our customer base at Baokai to include customers from outside of China; however, there can be no assurances we will be successful in doing so.

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

Solar Energy Government Incentives

Support programs for PV solar electricity generation, depending on the jurisdiction, include feed-in tariffs (FiTs), quotas (including renewable portfolio standards and tendering systems), and net metering programs. In addition to these, financial incentives for renewables include tax incentives, grants, loans, rebates, and production incentives.

Under a basic FiT program, producers of renewable energy are paid a set rate for their electricity, usually differentiated according to the technology used and size of the installation. For PV solar, the rate has historically been set above market rates and is fixed for a period of up to 25 years. In most countries with FiTs, grid operators are obliged to provide priority and guaranteed access to the grid for renewable energy installations. The additional costs of these schemes are generally passed through to the electricity consumers by way of a premium on the kilowatt hour (kWh) end-user price.

Whereas FiT laws set the price and let the market determine capacity and generation, quota systems work in reverse. In general, governments mandate a minimum share of capacity or (grid-connected) generation of electricity to come from renewable energy sources. This share often increases over time, with a specific final target and end-date. The mandate can be placed on producers, distributors, or consumers.

There are two main types of quota systems used: obligation/certificate and tendering systems. A renewable portfolio standard (RPS) is in the former category. Under an RPS, regulated utilities are required to procure a specified percentage of their total electricity sales to end-user customers from eligible renewable resources, such as solar generating facilities, by a specified date. Some programs further require that a specified portion of the total percentage of renewable energy must come from solar generating facilities. The majority of states in the U.S. have enacted legislation adopting RPS mechanisms. RPS legislation and implementing regulations vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS mandate, the definition of eligible renewable energy resources, and the extent to which renewable energy credits (paper certificates representing the generation of renewable energy) qualify for RPS compliance. Currently, there is no federal RPS mandate or clean energy standard, although the Obama Administration has called upon the United States Congress to create one. Measured in terms of the volume of renewable electricity required to meet its RPS mandate, California’s RPS program is the most significant in the U.S., and the California market for renewable energy dominates the western U.S. region. First enacted in 2002, California’s RPS statute has been amended several times to increase the overall percentage requirement as well as to accelerate the target date for program compliance. Pursuant to amendments enacted by the California Legislature in April 2011, the California RPS program now requires obligated load serving entities to procure 33% of their retail electricity demand from eligible renewable resources by 2020.

In contrast to an RPS system, tendering systems of procurement (such as those used in South Africa and India) are focused on specific targets for new capacity. In South Africa, for example, the government is procuring bids under a competitive tender with solicitation dates spread over about two years. The request for proposal (RFP) is the first major solicitation in support of a target of over 8 GW of renewable energy in South Africa’s Integrated Resource Plan. Project proponents bid competitively at each solicitation date until all the capacity has been allocated. The tender solicitation approach allows governments or utilities to proscribe project construction time frames to achieve specific generation targets for the electricity system.

Net energy metering programs enable end-users to install renewable systems and to offset their retail energy consumption with production from on-site facilities and, in some cases, to sell excess solar electricity to their retail electricity provider. Because the bundled cost of retail electricity usually exceeds the cost of unbundled electricity, net metering programs provide an incentive to the end-user, based on the savings for the electricity system. The policies governing net energy metering vary by state and utility. Some utilities pay the end-user in advance, while others credit the end-user’s bill.

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment and production tax credits, accelerated depreciation and sales and property tax exemptions. At the federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980’s. In October 2008, the United States Congress extended the 30% federal investment tax credit (ITC) for both residential and commercial solar installations for eight years, through December 31, 2016. The ITC is a primary economic driver of solar installations in the United States. Two federal programs related to renewable energy ended in 2011: (i) the Department of Energy Section 1705 loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects and (ii)  the Department of the Treasury Section 1603 cash grant program, which provided cash grants equal to 30% of the cost of the system for solar installations that were placed into service during 2009, 2010 and 2011 and for certain solar installations for which construction began prior to December 31, 2011. This cash grant was available in lieu of receiving the 30% federal investment tax credit.

In Europe, renewable energy targets, in conjunction with FiTs, have contributed to the growth in PV solar markets. Renewable energy targets prescribe how much energy consumption must come from renewable sources, while FiT policies are intended to support new supply development by providing investor certainty. A 2001 European Union (EU) directive for promoting renewable energy use in electricity generation (Directive 2001/77/EC) set varying national indicative targets for renewable energy production from individual member states. A 2009 EU directive on renewable energy (Directive 2009/28/EC), which replaced the 2001 directive, sets varying targets for all EU member states in support of the directive's goal of a 20% share of energy from renewable sources in the EU by 2020, and requires national action plans that establish clear pathways for the development of renewable energy sources.

In China, governmental authorities recently adopted a national FiT policy for large scale projects. China also expanded the Golden Sun Program, an upfront cost subsidy program, aimed primarily at distributed generation. In addition, according to the current draft of the 12th 5-year plan for solar energy, the government intends to raise the 2015 goal for total cumulative solar energy capacity to 15 GW and 50 GW by 2020.

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

Currently, we believe there are approximately 25 TCS producers, most of which have relatively small production capacity, and less than 10 have a production capacity of over 2,000 MT per year. We believe many of the smaller production facilities are no longer operating due to the reduction in the price of polysilicon described throughout this report. We believe total independent Chinese TCS production capacity is approximately 300,000 MT per year.

China’s independent TCS producers are mainly located in Jiangxi, Tangshan of Hebei, Zibo of Shandong, Chongqing of Sichuan, Wuhan of Hubei, and Shanghai. We believe our main direct competitors are Leshan Yongxiang Resins Co., Ltd., Tangshan Sunfar Silicon Industries Co., Ltd., Huaxiang Chemical Industry Co., Ltd., and Kaihua Synthetic Material Co., Ltd.

Employees

We have 84 full-time employees, 80 of these employees are located in China.

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

 Risks Related to Our Business

General economic conditions may have an adverse impact on demand for our TCS.  Demand for TCS product is affected by general economic conditions. A downturn in the global solar PV panel market reduces demand for TCS. Uncertainties about economic conditions, negative financial news, tighter credit markets and declines in asset values have recently caused our customers to postpone or cancel making purchases of TCS. Increasing budgetary pressures could reduce or eliminate government subsidies and economic incentives for on-grid solar electricity applications. A prolonged downturn in the global economy, and a continuing worldwide oversupply of polysilicon, which requires TCS to be manufactured, could have a material adverse effect on our business in a number of ways, including decreased demand and lower pricing for our products, which would result in lower sales and/or net revenues. Uncertainty about future economic conditions and the overall status of solar energy compared to other sources of energy makes it challenging for us to forecast demand for our products and our operating results, make business decisions and identify the risks that may affect our business. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, results of operations and financial condition may be materially and adversely affected.

Because we are recently formed and have little operating history and little experience operating a TCS production plant, we may have difficulties successfully completing and operating the plant.  We have little operating history and limited resources. We are dependent on our officers and directors to manage our business and development.  However, our officers and directors have little to no experience managing or operating a TCS production plant and make us dependent on our Chinese plant managers.  Our lack of an operating history and our inexperience may make it difficult for us to successfully complete and operate the plant.  If we do not successfully operate our Wendeng plant efficiently, our results may be adversely affected.

We will operate in an intensely competitive industry, and there can be no assurance that we will be able to compete effectively. The TCS business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the TCS we intend to sell.  There are numerous other entities operating  TCS plants, some of which are near or in our potential trade territory and supply region.   Additionally, the Wendeng plant and Baokai operation will be in direct competition with other TCS producers, many of which have greater resources than we do. In light of such competition, and the current oversupply of polysilicon in the world and Chinese there is no assurance that we will be able to complete or successfully sell our products at a profitable price.

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

The price of TCS is affected primarily by the price of polysilicon. Recently due to a significant worldwide oversupply of polysilicon, the price of TCS, and the amount of new TCS orders required has materially decreased which has decreased the amount of revenue we generate. The length of time that this oversupply will continue is unknown. Our competitors may have large inventories of TCS that they are willing to sell at a loss.  The demand for TCS is dependent on numerous factors, including the price of polysilicon, governmental regulations, governmental incentives, and the development of other technologies or products that may compete with TCS. We cannot assure you that the demand for TCS will increase if the oversupply situation is mitigated. If the demand for TCS does not sufficiently increase and competitive TCS suppliers are willing to sell their existing TCS inventories at a loss, then TCS prices may remain at historically low levels.  Decreases in the price of TCS will result in the Company generating lower projected revenue and profitability.

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

If we are unable to hire and retain a sales staff to market our products, we will not be able to sell the TCS that we produce.  We presently do not have a sales staff to market the sale of our products.  If we are unable to attract and retain competent personnel or our sales staff is unable to perform its duties, we may not have any readily available means to sell our products.  Consequently, we may not obtain the best possible prices for our products.  We will depend upon the performance of the sales staff we hire and our failure to sell all of our products may result in less income from sales.

Risks Relating to the Solar Photovoltaic Industry

Government subsidies and economic incentives for on-grid solar electricity applications could be reduced or eliminated. Demand for PV equipment, including on-grid applications, has historically been dependent in part on the availability and size of government subsidies and economic incentives. Currently, the cost of solar electricity exceeds the retail price of electricity in most major markets in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, South Korea, Japan, China and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and/or manufacturers of PV products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives have expired or are due to expire in time, phase out over time, cease upon exhaustion of the allocated funding and/or are subject to cancellation or non-renewal by the applicable authority. For example, Germany and Italy have recently announced reductions in government subsidies of solar energy. The reduction, expiration or elimination of relevant government subsidies or other economic incentives may result in the diminished competitiveness of solar energy relative to conventional and other renewable sources of energy, and adversely affect demand for PV equipment or result in increased price competition, all of which could cause our sales and revenue to decline and have a material adverse effect on our financial condition, results of operations, business and/or prospects.

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

We may not be able to raise sufficient capital to expand the Wendeng facility. Due to the difficulty of raising capital for solar industry projects, we may be unable to obtain the necessary capital on reasonable terms to expand the Wendeng facility.

We may need to revise cost estimates for the expansion of the Wendeng plant, and such expansion could result in dilution to shareholders if the expansion requires additional capital.  We based our anticipated capital needs on a contractual commitment and of a total project cost of approximately $10,000,000.  There is also no assurance that there will not be design changes in the planned expansion, or cost overruns associated with the expansion of the plant.  Any significant increase in the estimated expansion cost of the plant could delay our ability to generate revenues because our projected revenue stream may not be able to adequately support the increased cost and expense attributable to increased set-up costs, and may result in the issuance of additional equity causing dilution to shareholders.

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

Significant increases in the cost of the Wendeng expansion project may require us to obtain additional debt or equity capital that may be difficult and expensive to obtain, or may not be available at all, and which could delay and diminish our profitability.  The estimated expansion cost of the Wendeng plant is based on certain estimates, and there is no assurance that the final cost will not be higher.  Certain other events and conditions, including economic factors, site conditions, design modifications and set-up delays or overruns, could also lead to significant increases in the project costs.  Delays and changes are not uncommon in similar projects such as the one in which we intend to engage, and such delays and changes may increase the cost of the project, and delay operation and expansion.  Increases in the cost of the project would likely require us to procure additional debt financing, which may be difficult and expensive to obtain, or may not be available at all.  If costs increase, the total cost of the expansion and capital required could increase, perhaps significantly, and our revenues may not be able to adequately support the increased expense and debt attributable to increased set-up costs.  In that event, our projected profitability could be delayed and decreased.

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

Between 1994 and 2004, the exchange rate for RMB against the US dollar remained relatively stable, most of the time in the region of RMB8.28 to US$1.00. However, in 2005, the Chinese government announced it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the US dollar. Currently, the exchange rate for RMB against the U.S Dollar is 6.32 to 1. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert US dollars into RMB for our operations, appreciation of this currency against the US dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into US dollars for the purpose of declaring dividends on our common stock or for other business purposes and the US dollar appreciates against the RMB, the US dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

There is a limited public market for our common stock. We have applied for a NASDAQ Capital Markets listing; however, we may not be approved. There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock will be able to be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

In September 2011, we applied for listing on the NASDAQ Capital Markets. Although the Company believes it currently meets the NASDAQ listing criteria, in terms of minimum net worth and the number of required shareholders, due to the current share price of our common stock and other factors determined by the NASDAQ we may not receive approval for listing.

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

Corporate Offices

We lease our principal offices at 245 Park Avenue, 24th Floor, New York, New York, 10167 at a cost of $2,400 per year. Our phone number is (212) 672-1786.

Trading Symbol

Our common stock trades on the OTCQB under the ticker symbol “SSIE”.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

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

Fiscal Year Ending December 31, 2011
Quarter Ended	High	Low
December 31, 2011	$4.10	$3.00
September 30, 2011	$4.03	$3.40
June 30, 2011	$3.55	$3.00
March 31, 2011	$3.60	$2.70
December 31, 2010	$3.14	$1.20
September 30, 2010	$3.40	$3.10

Holders of Our Common Stock

As of March 23, 2102, we had 30,058,128 shares of our common stock issued and outstanding, held by 505 shareholders of record.

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

Recent Sales of Unregistered Securities

In the month of December 2011, we issued an aggregate of 6,000 shares of our restricted common stock to our three independent directors as compensation valued at $24,000 for director services for the quarter ended November 30, 2011 (prior to the change in our fiscal year end).  The securities were issued exempt from registration under the Securities Act of 1933 pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.           SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements-

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; the consolidation of the TCS industry in China; an increasingly competitive environment for TCS; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects; changing alternative energy technologies; raising sufficient capital to fund the expansion of Wendeng to 75,000 MT and acquisition of other TCS manufacturing facilities; our ability to find suitable TCS acquisition targets; our ability to complete the Wendeng expansion on budget and on time; the price of TCS sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; the level of production by the Wendeng factory; the opening of our Wendeng facility by the end of April 2012; Baokai's success in attaining new clients under its TCS distribution agreement; the decision by potential investors who have signed subscription agreements not to pay for such SunSi common shares; a decision by NASDAQ to reject the Company's application for listing; our ability to successfully manage a business in China; and success in implementing productivity initiatives. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

As part of the Baokai distribution rights, ZBC agreed to sell Baokai all of its TCS production at a price of cost, plus a 10% to 15% mark-up depending on the nature of the sale. Since December 2010 we have generated a gross margin of approximately 2.0% on Baokai revenues. By mutual agreement with ZBC, Baokai agreed to earn a smaller profit margin than originally anticipated on these sales because the sales came from existing customers of ZBC and from the efforts of the ZBC sales force. We are in discussions with a number of international clients who are interested in purchasing TCS from Baokai.  These new purchases would generate significantly higher gross margins for Baokai than the 2.0%; however, there can be no assurances that we will be successful in obtaining sales from these new customers.

Baokai has one client which accounted for substantially all of their sales for the seven month period ended December 31, 2011 and since December 2010. The facility is easily accessible via rail and major highways, in addition to being well equipped for handling chemical products. We believe we can expand Baokai’s client base in the future, although there can be no assurances.

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

On June 13, 2011, we amended the terms of the Wendeng Acquisition, whereby Mr. Liu canceled our obligation to buy back the 1,349,628 shares of our stock and confirmed that the purchase price for the 60% equity interest in Wendeng is fully paid. Such shares had been classified as “Redeemable Common Stock” on the Registrant balance sheet and excluded from Stockholders’ Equity and were subsequently included in the Company’s Stockholders’ Equity section of the balance sheet at a value of approximately $2.7 million.

Our plan after acquisition is to expand the manufacturing capacity of Wendeng to 75,000 MT per year. In October 2011, the construction of the expanded capacity from 20,000 to 30,000 MT was substantially completed. The cost of this 10,000 MT ton expansion was approximately $1.5 million. The expanded capacity is now fully operational at that time. We estimate the total amount of funding required by SunSi to complete the Wendeng expansion from 30,000 MT to 75,000 MT is currently approximately $15.0 million. Mr. Liu, our 40% minority partner in the facility, is expected to contribute $5.0 million towards this expansion. Our portion of this expansion will be approximately $10 million.

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

Results of Operations for the Seven Month Periods Ended December 31, 2011 and 2010

As described throughout this Report in December 2010 we consummated the acquisitions of Baokai, and in March 2011 we consummated the acquisition of Wendeng. As a result of these acquisitions, we emerged from a Development Stage company into planned operations.  On December 8, 2011, we changed our fiscal year end from May 31st to December 31st. The results of operations reflected below include seven months of operations for Baokai and Wendeng during the seven months ended December 31, 2011, respectively, compared to one month and nil in the previous seven month period ended December 31, 2010.  Therefore, comparisons between 2011 and 2010 may not be indicative of current trends because of partial year operating results.

Segment Results

The following table sets forth operations by segment for the seven month periods ended December 31, 2011 and 2010:

	2011	2010
Sales:		(unaudited)

Baokai	$5,956,999	$1,165,239
Wendeng	8,463,841	—
Corporate	—	—
Total	$14,420,840	$1,165,239
Cost of goods sold:
Baokai	$5,837,859	$1,141,605
Wendeng	6,374,278	—
Corporate	—	—
Total	$12,212,137	$1,141,605
Gross margin:
Baokai (1)	$119,140	$23,634
Wendeng (2)	2,089,563	—
Corporate	—	—
Total	$2,208,703	$23,634
Operating expenses:
Baokai	$352,697	$—
Wendeng	4,982,293	—
Corporate	545,370	445,647
Total	$5,880,360	$445,647
Provision for income taxes (benefit):
Baokai	$19,719	$5,909
Wendeng	(101,291)	—
Corporate	—	—
Total	$(81,572)	$5,909
Net income (loss):
Baokai	$(253,276)	$17,725
Wendeng	(2,791,439)	—
Corporate	(545,370)	(445,647)
Total	$(3,590,085)	$(427,922)

(1) Includes goodwill impairment charge of $312,433.
(2) Includes goodwill impariment charge of $2,487,567

Our operating segments do not sell any products to each other, and accordingly, there are no inter-segment revenues to be reported.

Net Revenue

Revenue for the seven months ended December 31, 2011 from the sales of TCS was $14,420,840, compared to $1,165,239 for the same period ended December 31, 2010. The revenues generated in fiscal 2011 were as a result of two acquisitions (Baokai and Wendeng) described throughout this Report.  Baokai recorded $5,956,999 and $1,165,239 in revenue for the seven month periods ended December 31, 2011 and 2010 respectively, and Wendeng recorded $8,463,841 and $-0- in revenue, respectively, for same seven month periods ended December 31, 2011 and 2010. With the exception of approximately $200,000 in revenue from one shipment made by Wendeng during 2011 to Nitol Solar in Russia, all of these revenues were recorded within China. The price of TCS in China is typically based on short term contracts and the spot market enabling both the buyer and the seller to adapt to market conditions. The price of TCS varied very significantly in the seven month period ended December 31, 2011 ranging from a high price of approximately $1,600 per metric ton, to a low price of approximately $700 per metric ton.  The price of polysilicon, of which TCS is an essential raw material required to make polysilicon, has come down approximately 50 - 60% since January 2011 which has had a material negative impact on the pricing of TCS and the amount of orders we received at the end of 2011 and through the beginning of 2012. As of April 2012 the spot price for TCS was $700 per metric ton. Based on our knowledge of the TCS industry in China, we do not believe there are any suppliers that can produce TCS profitably at $700 per metric ton. We believe other TCS manufacturers are selling their supplies of existing TCS inventory at a loss. The breakeven sales price for Wendeng, and for ZBC to supply TCS to Baokai, is approximately $770 -$800 per MT in China. Since neither Baokai or Wendeng can operate profitably at current price levels, they have remained closed throughout 2012; although Wendeng has sold some of its hand inventory of TCS in 2012 that it manufactured in 2011.

Based on the current level of request for price quotes we are receiving, and ongoing negotiations with a number of potential existing and new customers; we expect the Wendeng facility to re-open due to a rise in the demand and price for TCS thus enabling us to begin manufacturing and selling TCS by the end of April 2012; although there can be no assurances.    Nor can there be any assurances that the price of TCS will rise to sufficient levels to enable either Baokai or Wendeng to operate profitably.

 Gross Margin

Gross margin is calculated by subtracting cost of sales from net revenue. The gross margin for the seven months ended December 31, 2011 was $2,208,703 compared to the $23,634 for the same period in 2010. The increase in gross margin is attributable to the inclusion of Wendeng revenues in 2011 compared to -0- in the prior year. The gross margin percentage is calculated by dividing the gross margin by net revenues. The gross margin percentage of approximately 15.2% for the seven month period ended December 31, 2011 is attributable to a 24.7% margin on sales at Wendeng, offset by a 2% margin earned on net revenues at Baokai. Wendeng gross margin reached approximately 31% in mid-2011 and has been declining since that time due to the oversupply of polysilicon described throughout this report.  Wendeng operated at a margin of -4.2% during the period from October through December 2011 and has remained closed during 2012 because it cannot operate profitably at the current spot price of TCS.

Margins are fixed at 2% at Baokai because we are a distributor of TCS produced by the ZBC factory and our purchase price is fixed to the percentage of selling price. The gross margin for the seven month period ended December 31, 2011 was 2% since all of the revenue was recorded from the Baokai segment.  The gross margin at Baokai is fixed at 2% for all existing customers, but will increase if we can bring new customers to Baokai that will purchase TCS from the ZBC TCS factory which Baokai buys all of its TCS from. There can be no assurances that we will be successful in doing so.  If the price of TCS fluctuates at Baokai, we will still earn a 2% margin; however, if there are price fluctuations either up or down for TCS, our gross margin percentage will be impacted.

Professional Fees

We incurred professional fees of $473,794 and $319,918, respectively, for the seven months ended December 31, 2011 and 2010, respectively. Professional fees consist of legal, accounting and other due diligence fees. The increase in 2011 professional fees, which were primarily incurred in the United States associated with public company activity compared to the same period in 2010, is attributable to an increase in due diligence activities due to the consummation of the Baokai and Wendeng acquisitions.

General and Administrative Expenses

General and administrative expenses (G&A) were $2,606,566 for the seven month period ended December 31, 2011 compared to $125,729 for the period ended December 31, 2010. The increase in G&A expense in 2011 is primarily attributable to the inclusion of G&A expenses at Wendeng in 2011 due to the acquisition of Wendeng on March 18, 2011. The primary components of G&A expenses include, office expense, salaries and benefits not directly associated with manufacturing process, and building expenses and maintenance.

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on December 31 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of December 31, 2011. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $2,800,000; of which $2,487,567 was attributed to Wendeng and $312,433 was attributed to Baokai.

Provision for Income Taxes

The provision for income taxes was $(81,572) or (.57%) for the seven month period ended December 31, 2011 compared to $5,909 or .50 % for the same period ended December 31, 2010.

As a result of profits recorded at the Baokai subsidiary and Wendeng subsidiaries located in China for the period ended December 31, 2010, we have recorded a tax provision of $5,909 or 25% tax rate which is the statutory rate in China for all earnings. The profits generated in China are not available to be offset against net operating losses in the United States.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a U.S net operating loss of approximately $2,239,370 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the United States carried forward in future years.

Net loss attributable to SunSi's common shareholders

For the seven month period ended December 31, 2011, we had a loss of $2,448,182, or ($0.08) per share, compared to a loss of $429,695, or ($0.02) per share, for the comparable period ended December 31, 2010.  During 2010, we were a development stage company with no revenues and only expenses. For the seven months period ended December 31, 2011, approximately $3,495,541 of our loss was non-cash in nature due to depreciation and amortization of $695,541 and an impairment recorded against goodwill of $2,800,000. No similar expenses were realized in the comparable period 2010. We expect to be unprofitable from operations for the period from January 1, through June 30, 2012, although our cash losses will be minimal due to our low expense operating structure both in China and the United States.

The weighted average number of basic and fully diluted shares outstanding for the seven month periods ended December 31, 2011 and 2010 were 29,843,712 and 27,462,961, respectively. There are no dilutive equivalents included in our calculation of fully diluted shares in either period, nor are there any fully diluted equivalents that would have been included if we had been profitable in either period.

Liquidity and Capital Resources

As of December 31, 2011, we had cash on hand of $674,291.  Of this amount, $186,423 was in the U.S. and $474,891 was in China and $12,977 was in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support operations in the United States.  U.S. operations are comprised of a holding company with expenses and no business operating activities that are revenue generating.  Historically, the sole source of funding for U.S. corporate activities has been in the form of private placements of our common stock.  Subsequent to December 31, 2011, we have sold 25,000 shares of our stock and raised approximately $50,000 in cash, net of fees. Additionally, we have received a stock subscription agreement for $100,000 that we expect to receive in April 2012.  We believe our current cash on hand and our ability to continue raising funds from the sale of equity will be sufficient to fund our U.S. activities for the next year.

We have been seeking funding in the form of equity or debt to expand our Wendeng facility from 30,000 MT to 75,000 MT. We estimate that this expansion will cost approximately $10.0 million. There can be no assurances that we will be successful in raising these funds.

As of December 31, 2011, we had a working capital deficit of $4,386,301. The deficit is primarily attributable to the related party payable of $5,665,245 due to the 40% minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. The minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $245,246 for the seven months ended December 31, 2011 compared to $630,311 for the same period in 2010. The decrease in the net cash used in the seven months ended December 31, 2011 compared to 2010 is primarily attributable to an increase in operating losses in 2011 net of goodwill impairment, offset by an increase in depreciation and amortization in 2011 and an improvement in the net change in operating assets and liabilities in 2011.

Net cash used in investing activities was $827,035 for the seven months ended December 31, 2011 compared to $263,647 in the same period in 2010. The net cash used in 2011 is attributable to the purchase of $470,310 in plant and equipment subsequent to acquisition of Wendeng, and the purchase of intangible assets of $356,725 related to the acquisition of Wendeng in 2011.  The net used in investing activities in 2010 relates to the purchase of Baokai.

Net cash provided by financing activities was $1,090,500 for the seven months ended December 31, 2011 compared to $871,776 for the same period in 2010.  The proceeds received in both periods are primarily attributable to the sale of equity through private placements.

Results of Operations for the Years Ended May 31, 2011 and 2010

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

The following table sets forth operations by segment for the years ended May 31, 2011 and 2010:

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

Net Revenue

Revenue from the sale of TCS for the year ended May 31, 2011 was $15,082,788, compared to $-0- for the year ended May 31, 2010. The revenues generated in fiscal 2011 were as a result of two acquisitions; Baokai and Wendeng. Baokai recorded $9,755,030 in revenue for the five and one-half month period following its December 9, 2010 acquisition. Wendeng recorded $5,327,758 in revenue for the two and one-half month period following its March 18, 2011 acquisition. All of these revenues were recorded within The People’s Republic of China. The price of TCS in China is typically based on short-term contracts and the spot market enabling both the buyer and the seller to adapt to market conditions. During these periods, the price of TCS ranged approximately between $1,400-$1,600 USD per metric ton. These prices included value added taxes (“VAT”) of 17%. For GAAP accounting purposes, VAT included within the selling price to customers is excluded in the determination of net revenues. From January 2011, the price of polysilicon, to which TCS is an essential raw material, declined approximately 30%. The price of TCS declined approximately 10% during the same period.

Gross Margin

Gross margin is calculated by subtracting cost of sales from net revenue. Gross margin percentage is calculated by dividing the gross margin by net revenues. The gross margin percentage of approximately 13.5% for the year ended May 31, 2011 is attributable to a 34.2% percent gross margin on sales at Wendeng, offset by a 2% gross margin on sales at Baokai. Our Baokai segment is a distributor of the TCS produced by the Zibo Baoyun Chemical Plant and our purchase price is fixed to a percentage of selling price. As such, Baokai realizes a gross margin fixed at 2% on sales to existing customers; however, this will potentially increase if we introduce new customers that purchase the TCS manufactured by ZBC.

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

General and Administrative Expenses

General and administrative expenses (G&A) were $1,315,137 for the fiscal year ended May 31, 2011 compared to $40,854 for the period ended May 31, 2010. The increase in G&A expenses in 2011 is primarily attributable to the inclusion of G&A expenses at Wendeng in 2011 due to the acquisition of Wendeng on March 18, 2011. The primary components of G&A expenses include, office expense, salaries and benefits not directly associated with manufacturing process, and building expenses and maintenance.

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

Net loss attributable to SunSi's common shareholders

For the fiscal year ended May 31, 2011, we had a loss of $419,546, or ($.02) per share, compared to a loss of $621,835, or ($.02) per share, for the comparable period ended May 31, 2010.  During 2010, we were a development stage company with no revenues and only expenses.  During the third and fourth quarters of 2011, we consummated two acquisitions. Approximately $233,000 of our loss was non-cash in nature due to depreciation and amortization for the period ended May 31, 2011.  We were profitable in the fourth quarter of fiscal 2011 ended August 31, 2011 and expect to be profitable on an annual basis going forward.

The weighted average number of basic and fully diluted shares outstanding for the periods ended May 31, 2011 and 2010 were 27,675,252 and 26,972,486, respectively. There are no dilutive equivalents included in our calculation of fully diluted shares in either period, nor are there any fully diluted equivalents that would have been included if we had been profitable in either period.

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

Supplemental Disclosures

Due to the change in our fiscal year from May 31st to December31st we are providing on a voluntary basis supplemental MD&A disclosures for the years ended December 31, 2011 and December 31, 2010(unaudited).  The financial statement for these periods are attached as Exhibit 99 to this document.

Results of Operations for the Years Ended December 31, 2011 and 2010(unaudited)

We consummated the acquisitions of Baokai in December 2010, and in March 2011 we consummated the acquisition of Wendeng. As a result of these acquisitions, we emerged from a Development Stage company into planned operations.  On December 8, 2011, we changed our fiscal year end from May 31st to December 31st. The results of operations reflected below include one month of operations for Baokai and no activity for Wendeng, respectively, during the unaudited twelve month period ended December 31, 2010. Therefore, comparisons between 2011 and 2010 may not be indicative of current trends because of partial year operating results.

Segment Results

The following table sets forth operations by segment for the years ended December 31, 2011 and 2010:

	2011	2010
Sales:
Baokai	$14,546,790	$1,165,239
Wendeng	13,791,599	—
Corporate	—	—
Total	$28,338,389	$1,165,239
Cost of goods sold:
Baokai	$14,234,315	$1,141,605
Wendeng	9,881,216	—
Corporate	—	—
Total	$24,115,531	$1,141,605
Gross margin:
Baokai	$312,475	$23,634
Wendeng	3,910,383	—
Corporate	—	—
Total	$4,222,858	$23,634
Operating expenses:
Baokai	$389,6979 (1)	$—
Wendeng	5,958,1759 (2)	—
Corporate	1,020,970	664,806
Total	$7,368,842	$664,806
Provision for income taxes (benefit):
Baokai	$58,802	$5,909
Wendeng	109,944	—
Corporate	—	—
Total	$168,746	$5,909
Net income (loss):
Baokai	$(136,024)	$17,725
Wendeng	(2,157,736)	—
Corporate	(1,020,970)	(664,806)
Total	$(3,314,730)	$(647,081)

(1) Includes a goodwill impairment charge of $312,433
(2) Includes a goodwill impairment charge of $2,487,567

Our operating segments do not sell any products to each other, and accordingly, there are no inter-segment revenues to be reported.

Net Revenue

Revenue for the year ended December 31, 2011 from the sales of TCS was $28,338,389, compared to $1,165,239 for the same period ended December 31, 2010. The revenues generated in fiscal 2011 were as a result of two acquisitions Baokai and Wendeng described above. Baokai recorded $14,546,790 and $1,165,239 in revenue for the years ended December 31, 2011 and 2010 respectively, and Wendeng recorded $13,791,599 and $-0- in revenue, respectively, for the same periods ended December 31, 2011 and 2010. With the exception of approximately $200,000 in revenue from one shipment made by Wendeng during 2011 to Nitol Solar in Russia, all of these revenues were recorded within China. The price of TCS in China is typically based on short term contracts and the spot market enabling both the buyer and the seller to adapt to market conditions. The price of TCS varied very significantly in the year ended December 31, 2011 ranging from a high price of approximately $1,600 per metric ton, to a low price of approximately $700 per metric ton.

The price of polysilicon, of which TCS is an essential raw material required to make polysilicon, has come down approximately 50 - 60% since January 2011 which has had a material negative impact on the pricing of TCS and the amount of orders we received at the end of 2011 and through the beginning of 2012. As of April 2012, the spot price for TCS was $700 per metric ton. Based on our knowledge of the TCS industry in China, we do not believe there are any suppliers that can produce TCS profitably at $700 per metric ton. We believe other TCS manufacturers are selling their supplies of existing TCS inventory at a loss. The breakeven sales price for Wendeng, and for ZBC to supply TCS to Baokai, is approximately $770 -$800 per MT in China. Since neither Baokai nor Wendeng can operate profitably at current price levels, they have remained closed throughout 2012; although Wendeng has sold some of its on-hand inventory of TCS in 2012 that it manufactured in 2011. Based on the current level of request for price quotes we are receiving, and ongoing negotiations with a number of potential existing and new customers, we expect the Wendeng facility to re-open due to a rise in the demand and price for TCS thus enabling us to begin manufacturing and selling TCS by the end of April 2012; although there can be no assurances. Nor can there be any assurances that the price of TCS will rise to sufficient levels to enable either Baokai or Wendeng to operate profitably.

Gross Margin

Gross margin is calculated by subtracting cost of sales from net revenue. The gross margin for the year ended December 31, 2011 was $4,222,858 compared to $23,634 for the same period in 2010. The increase in gross margin is attributable to the inclusion of Wendeng revenues in 2011 compared to $-0- in the prior year. The gross margin percentage is calculated by dividing the gross margin by net revenues. The gross margin percentage of approximately 14.9% for the year ended December 31, 2011 is attributable to a 28.4% margin on sales at Wendeng, offset by a 2% margin earned on net revenues at Baokai.

Wendeng gross margin reached as high as approximately 31% in mid-2011 and has been declining since that time due to the worldwide oversupply of polysilicon.  Wendeng operated at a margin of -4.2% during the period from October through December 2011 and has remained closed during 2012 because it cannot operate profitably at the current spot price of TCS. Margins are fixed at 2% at Baokai because we are a distributor of TCS produced by the ZBC factory and our purchase price is fixed to the percentage of selling price. The gross margin for the year ended December 31, 2011 was 2% since all of the revenue was recorded from the Baokai segment. The gross margin at Baokai is fixed at 2% for all existing customers, but will increase if we can bring new customers to Baokai that will purchase TCS from the ZBC TCS factory which Baokai buys all of its TCS from. There can be no assurances that we will be successful in doing so. If the price of TCS fluctuates at Baokai, we will still earn a 2% margin; however, if there are price fluctuations either up or down for TCS, our gross margin percentage will be impacted.

Professional Fees

We incurred professional fees of $772,868 and $478,518, respectively, for the years ended December 31, 2011 and 2010, respectively. Professional fees consist of legal, accounting and other due diligence fees. The increase in 2011 professional fees, which were primarily incurred in the United States associated with public company activity compared to the same period in 2010, is attributable to an increase in due diligence activities due to the consummation of the Baokai and Wendeng acquisitions.

General and Administrative Expenses

General and administrative expenses (G&A) were $3,795,974 for the year ended December 31, 2011 compared to $186,288 for the period ended December 31, 2010. The increase in G&A expense in 2011 is primarily attributable to the inclusion of G&A expenses at Wendeng in 2011 due to the acquisition of Wendeng on March 18, 2011. The primary components of G&A expenses include office expense, salaries and benefits not directly associated with manufacturing process, and building expenses and maintenance.

Provision for Income Taxes

The provision for income taxes was $168,746 or .60% for the year ended December 31, 2011 compared to $5,909 or .50% for the same period ended December 31, 2010. As a result of profits recorded at the Baokai and Wendeng subsidiaries located in China for the period ended December 31, 2010, we have recorded a tax provision of $5,909 or 25% tax rate which is the statutory rate in China for all earnings. The profits generated in China are not available to be offset against net operating losses in the United States. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a U.S net operating loss of approximately $2,239,370 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the United States carried forward in future years.

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on December 31 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of December 31, 2011. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $2,800,000; of which $2,487,567 was attributed to Wendeng and $312,433 was attributed to Baokai.

Net loss attributable to SunSi's common shareholders

For the year ended December 31, 2011, we had a loss of $2,438,033, or ($0.08) per share, compared to a loss of $648,854, or ($0.02) per share, for the comparable period ended December 31, 2010. During 2010, we were a development stage company with no revenues and only expenses. For the year ended December 31, 2011 $695,541 in depreciation and amortization, and $2,800,000 for the impairment of goodwill, were non cash in nature compared to $-0- for both categories for the same period ended December 31, 2010. We expect to be unprofitable from operations for the period from January 1, through June 30, 2012, although our cash losses will be minimal due to our low expense operating structure both in China and the United States. The weighted average number of basic and fully diluted shares outstanding for the years ended December 31, 2011 and 2010 were 29,271,281 and 27,321,154 respectively. There are no dilutive equivalents included in our calculation of fully diluted shares in either period, nor are there any fully diluted equivalents that would have been included if we had been profitable in either period.

Liquidity and Capital Resources

As of December 31, 2011, we had cash on hand of $674,291. Of this amount, $186,423 was in the U.S. and $474,891 was in China and $12,977 was in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support operations in the United States. U.S. operations are comprised of a holding company with expenses and no business operating activities that are revenue generating. Historically, the sole source of funding for U.S. corporate activities has been in the form of private placements of our common stock. Subsequent to December 31, 2011, we have sold 25,000 shares of our stock and raised approximately $50,000 in cash, net of fees. Additionally, we have received a stock subscription agreement for $100,000 that we expect to receive in April 2012.

We believe our current cash on hand and our ability to continue raising funds from the sale of equity will be sufficient to fund our U.S. activities for the next year.

We have been seeking funding in the form of equity or debt to expand our Wendeng facility from 30,000 MT to 75,000 MT. We estimate that this expansion will cost approximately $10.0 million. There can be no assurances that we will be successful in raising these funds. As of December 31, 2011, we had a working capital deficit of $4,386,301. The deficit is primarily attributable to the related party payable of $5,501,598 due to the 40% minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. The minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $820,067 for the year ended December 31, 2011 compared to $949,882 used for the same period in 2010. The decrease in the net cash used in the year ended December 31, 2011 compared to 2010 is primarily attributable to an increase in operating losses in 2011, offset by an increase in depreciation and amortization in 2011 and an improvement in the net change in operating assets and liabilities in 2011.

Net cash used by investing activities was $275,562 for the year ended December 31, 2011 compared to $263,647 in the same period in 2010. The net cash used in 2011 is attributable to the purchase of $470,310 in plant and equipment subsequent to acquisition of Wendeng, and the purchase of intangible assets of $356,725 related to the acquisition of Wendeng in 2011. The net cash used in investing activities in 2010 relates to the purchase of Baokai.

Net cash provided by financing activities was $1,167,323 for the year ended December 31, 2011 compared to $1,288,611 for the same period in 2010. The proceeds received in both periods are primarily attributable to the sale of equity through private placements.

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

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods.   These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, goodwill and intangible assets, deferred income taxes and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Financial Instruments

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits held in the United States, Hong Kong and the PRC. The carrying amount of cash and cash equivalents approximates fair value.

As of December 31, 2011, $487,868  of the cash and cash equivalents were in banks in China; the Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  As of December 31, 2011, May 31, 2011 and May 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivable.

As of December 31, 2011, three customers accounted for approximately 11.0%, 22.1% and 65.3%, respectively, or approximately 98.4% of total accounts receivable. These same customers also accounted for approximately 11.4%, 29.5% and 50.2%, respectively, of the Company’s revenues, or approximately 91.1% of revenues for the seven month period ended December 31, 2011.

As of May 31, 2011, four customers accounted for approximately 14%, 19%, 29% and 37%, respectively, or approximately 99% of total accounts receivable. These same customers also accounted for approximately 5%, 10%, 15% and 62%, respectively, of the Company’s revenues, or approximately 92% of revenues for the period ended May 31, 2011.

The Company did not have any accounts receivable, nor had it recorded any sales, as of May 31, 2010.

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

As of December 31, 2011, the Company recorded provisions for excess or obsolete inventory of $82,706 related to its Wendeng segment. No provisions for excess or obsolete inventory were made as of December 31, 2010. The Company did not have any inventory, nor had it recorded any reserves, as of May 31, 2010.

Intangible assets

Customer relationships are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the assets estimated unseful life; determined to be three years.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the periods ended December 31, 2011, May 31, 2011 and May 31, 2010.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2011 and May 31, 2011, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a schedule of comprehensive income in the financial statements. As of May 31, 2010, the Company did not have any such items.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive and Financial Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive and Financial Officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

 None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information with respect to our executive officers;

Name	Age	Position Held with the Company	Held Since

Richard St-Julien	42	Vice President and Secretary	2009

David Natan	58	Chief Executive Officer	2010

Jason Williams	38	Chief Financial Officer	2011

For other information required by this item, see the sections entitled “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information with respect to certain relationships and related transactions and director independence, see the sections entitled “Corporate Governance” and “Board of Directors and Committees” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For information with respect to principal accounting fees and services, see the section entitled “Principal Accounting Fees and Services” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

21.1	Subsidiaries(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Supplemental Financial Information - Financial Statements for the Years Ended December 31, 2011 and December 31, 2010 (unaudited)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, as filed with the SEC on September 12, 2011.

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
David Natan
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

April 16, 2012	/s/ David Natan
David Natan
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

April 16, 2012	/s/ Jason Williams
Jason Williams
Chief Financial Officer

April 16, 2012	/s/ Richard St-Julien
Richard St-Julien
Chairman of the Board of Directors

April 16, 2012	/s/ Adrian Auman
Adrian Auman
Director

April 16, 2012	/s/ Kebir Ratnani
Kebir Ratnani
Director

April 16, 2012	/s/ David Vanderhorst
David Vanderhorst
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Sunsi Energies Inc.
Brooklyn, New York

We have audited the accompanying consolidated balance sheets of Sunsi Energies Inc. (the Company) as of December 31, 2011, and May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), statement of equity (deficit), and cash flows for the seven months ended December 31, 2011 and the years ended May 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunsi Energies Inc. as of December 31, 2011, and May 31, 2011 and 2010, and the results of its operations and its cash flows for the seven months ended December 31, 2011 and the years ended May 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. [Missing Graphic Reference]

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 13, 2012

SUNSI ENERGIES INC.
Consolidated Balance Sheets

	December 31,	May 31,	May 31,
	2011	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$674,291	$640,880	$598,468
Accounts receivable, net	3,773,556	4,669,490	—
Notes receivable	559,325	941,314	—
Inventory, net	657,287	563,579	—
Prepaid expenses and other current assets	207,837	399,086	—
Total current assets	5,872,296	7,214,349	598,468
Fixed assets	7,890,132	7,559,369	—
Goodwill	608,953	3,357,277	—
Intangible assets, net	3,142,997	3,025,489	—
Related party receivables	489,595	1,177,204	—
Other assets	21,737	248,879	—
Total assets	$18,025,710	$22,582,567	$598,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,333,500	$5,320,381	$149,538
Accrued liabilities	373,802	256,444	—
Advances payable	—	—	230,981
Related party payables	5,665,245	5,535,149	5,671
Income taxes payable	886,050	1,561,112	—
Total current liabilities	10,258,597	12,673,086	386,190
Convertible debenture	100,000	—	—
Total liabilities	10,358,597	12,673,086	386,190

Commitments and contingencies	—	—	—
Redeemable common stock and capital in excess of $0.001 par value. Zero, 1,349,628 and zero shares included in issued and outstanding below, respectively	—	2,707,488	—

Equity:
SunSi Energies Inc. stockholders' equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares
issued and outstanding	—	—	—
Common stock, $0.001 par value. 75,000,000 shares authorized; 30,005,628, 29,436,928 and
27,312,500 shares issued and outstanding as of December 31, 2011, May 31, 2011 and 2010, respectively	30,006	29,437	27,312
Additional paid-in capital	8,855,27	5,057,252	1,018,764
Accumulated deficit	(3,701,526)	(1,253,344)	(833,798)
Accumulated other comprehensive income	280,024	100,896	—
Total SunSi Energies Inc. stockholders' equity	5,463,775	3,934,241	212,278
Noncontrolling interests	2,203,338	3,267,752	—
Total equity	7,667,113	7,201,993	212,278
Total liabilities and equity	$18,025,710	$22,582,567	$598,468

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Seven Months Ended December 31,		Year Ended May 31,
	2011	2010	2011	2010
		(Unaudited)

Sales	$14,420,840	$1,165,239	$15,082,788	$—
Cost of goods sold	12,212,137	1,141,605	13,044,999	—
Gross margin	2,208,703	23,634	2,037,789	—
Operating expenses:
Professional fees	473,794	319,918	618,992	580,981
General and administrative	2,606,566	125,729	1,315,137	40,854
Goodwill impairment	2,800,000	—	—	—
Total operating expenses	5,880,360	445,647	1,934,129	621,835
Income (loss) from operations before income taxes	(3,671.657)	(422,013)	103,660	(621,835)
Provision for income taxes (benefit)	(81,572)	5,909	256,227	—
Net loss	(3,590,085)	(427,922)	(152,567)	(621,835)
Less: Net income attributable to noncontrolling interests	(1,141,903)	1,773	266,979	—
Net loss attributable to SunSi Energies Inc. common shareholders	$(2,448,182)	$(429,695)	$(419,546)	$(621,835)

Basic and diluted loss per share	$(0.08)	$(0.02)	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	29,843,712	27,462,961	27,675,252	26,972,486

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statement of Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interests	Equity

Balance, May 31, 2009	—	$—	26,760,000	$26,760	$24,816	$(211,963)	$—	$(160,387)	$—	$(160,387)

Components of comprehensive loss:
Net loss	—	—	—	—	—	(621,835)	—	(621,835)	—	(621,835)
Change in foreign currency translation	—	—	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	(621,835)	—	(621,835)	—	(621,835)

Issuance of common stock in connection with sales made under private offerings	—	—	552,500	552	1,104,448	—	—	1,105,000	—	1,105,000
Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	(110,500)	—	—	(110,500)	—	(110,500)

Balance, May 31, 2010	—	—	27,312,500	27,312	1,018,764	(833,798)	—	212,278	—	212,278

Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(419,546)	—	(419,546)	266,979	(152,567)
Change in foreign currency translation	—	—	—	—	—	—	100,896	100,896	44,479	145,375
Total comprehensive income (loss)	—	—	—	—	—	(419,546)	100,896	(318,650)	311,458	(7,192)

Issuance of common stock in connection with sales made under private offerings	—	—	711,000	711	1,421,289	—	—	1,422,000	—	1,422,000
Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	(142,200)	—	—	(142,200)	—	(142,200)
Issuance of common stock in exchange for consulting, professional and other services	—	—	63,800	64	114,128	—	—	114,192	—	114,192
Acquisition of equity interests in subsidiaries	—	—	1,349,628	1,350	2,645,271	—	—	2,646,621	2,956,294	5,602,915

Balance, May 31, 2011	—	—	29,436,928	29,437	5,057,252	(1,253,344)	100,896	3,934,241	3,267,752	7,201,993

Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(2,448,182)	—	(2,448,182)	(1,141,903)	(3,590,085)
Change in foreign currency translation	—	—	—	—	—	—	179,128	179,128	77,489	256,617
Total comprehensive income (loss)	—	—	—	—	—	(2,448,182)	179,128	(2,269,054)	(1,064,414)	(3,333,468)

Issuance of common stock in connection with sales made under private offerings	—	—	547,500	548	1,134,452	—	—	1,135,000	—	1,135,000
Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	(113,500)	—	—	(113,500)	—	(113,500)
Issuance of common stock in exchange for consulting, professional and other services	—	—	21,200	21	69,579	—	—	69,600	—	69,600
Reclassification of redeemable common stock	—	—	—	—	2,707,488	—	—	2,707,488	—	2,707,488

Balance, December 31, 2011	—	$—	30,005,628	$30,006	$8,855,271	$(3,701,526)	$280,024	$5,463,775	$2,203,338	$7,667,113

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Cash Flows

	Seven Months Ended December 31,		Year Ended May 31,
	2011	2010	2011	2010
		(Unaudited)
Cash flows from operating activities:
Net loss	$(3,590,085)	$(427,922)	$(152,567)	$(621,835)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	695,541	—	233,025	—
Goodwill impairment	2,800,000	—	—	—
Provision for doubtful accounts	34,741	—	—	—
Provision for excess or obsolete inventory	82,706	—	—	—
Common stock issued in exchange for services	69,600	—	114,192	—
Changes in operating assets and liabilities:
Accounts receivable	991,789	(1,189,039)	(2,644,763)	—
Notes receivable	403,038	—	(253,034)	—
Inventory	(158,368)	—	(83,052)	—
Prepaid expenses and other current assets	189,919	—	(240,420)	—
Related party receivables - trade	710,390	—	(29,564)	—
Other assets	230,578	—	(92,013)	—
Accounts payable	(2,105,242)	1,197,341	2,198,486	5,797
Accrued liabilities	109,416	(216,600)	(533,607)	—
Income taxes payable	(709,269)	5,909	283,856	—
Related party payables	—	—	(5,671)	(15,165)
Net cash used in operating activities	(245,246)	(630,311)	(1,205,132)	(631,203)

Cash flows from investing activities:
Cash consideration for acquisition of business, net of cash acquired	—	(263,647)	(495,075)	—
Cash acquired in acquisition of business	—	—	967,626	—
Purchase of property, plant and equipment	(470,310)	—	(184,725)	—
Purchase of intangible assets - land use rights	(356,725)	—	—	—
Net cash provided by (used in) investing activities	(827,035)	(263,647)	287,826	—

Cash flows from financing activities:
Proceeds from issuance of common stock	1,021,500	613,800	1,279,800	1,105,000
Proceeds from convertible debenture	100,000	—	—	—
Proceeds from related party payables	17,302	263,647	—	—
Repayments of related party payables	(48,302)	(5,671)	(100,220)	—
Proceeds from advances payable	—	—	42,700	120,481
Repayments of advances payable	—	—	(273,681)	—
Net cash provided by financing activities	1,090,500	871,776	948,599	1,225,481

Effect of exchange rates on cash and cash equivalents	15,192	—	11,119	—
Net increase in cash and cash equivalents	33,411	(22,182)	42,412	594,278
Cash and cash equivalents at beginning of period	640,880	598,468	598,468	4,190
Cash and cash equivalents at end of period	$674,291	$576,286	$640,880	$598,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—	$—
Cash paid for income taxes	$—	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Estimated beginning fair value of assets and liabilities received on consolidation:
Assets acquired	$—	$—	$16,013,998	$—
Liabilities assumed	$—	$—	$(10,294,200)	$—
Noncontrolling interests	$—	$—	$(2,956,294)	$—
Total net assets acquired	$—	$—	$2,763,504	$—
Identified intangible assets on acquisitions	$—	$—	$3,093,070	$—
Issuance of stock related to acquisitions	$—	$—	$5,354,109	$—
Accrued share issuance costs	$—	$—	$—	$110,500

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Notes to Consolidated financial statements
December 31, 2011
(Expressed in U.S. dollars)

1.	NATURE OF OPERATIONS

SunSi Energies Inc. (“the Company” or “SunSi”) was incorporated in the State of Nevada on January 30, 2007. SunSi through its operations in China (“China” or “PRC”) is a specialty chemical manufacturer and distributor whose focus is to acquire and develop a portfolio of high quality trichlorosilane (“TCS”) producing facilities and distribution rights that possess a potential for future growth and expansion. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for photovoltaic (PV) panels that convert sunlight to electricity. Prior to December 9, 2010 when the Company acquired 90% of Zibo Baokai Commerce and Trade Co., Ltd. (“Baokai”), SunSi was a Development Stage Company as defined by ASC Topic 915. After the purchase of Baokai, the Company emerged from development stage status and started generating revenues.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and are expressed in U.S. Dollars.

Change of Year End Reporting Period

Prior to December 7, 2011, the Company’s fiscal year-end was May 31. On December 8, 2011, the Company changed its year-end to December 31. As a result this Report is filed under the Securities and Exchange Commission’s (“SEC”) guidelines 210.3-06. This Report includes the following information:

•	Audited balance sheets as of December 31, May 31, 2011 and May 31, 2010
•	Audited statements of operations, equity (deficit) and cash flows for the seven months ended December 31, 2011 and years ended May 31, 2011 and 2010.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary SunSi Energies Hong Kong Ltd. (“SunSi HK”), SunSi HK's 90% owned subsidiary Baokai and SunSi HK's 60% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). All intercompany accounts have been eliminated in consolidation. As a result of the acquisitions of Baokai in December 2010 and Wendeng in March 2011, the Company transitioned from a development stage company to planned operations. Consequently, the need to disclose certain historical data which has previously been presented in company filings is no longer necessary.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates its estimates, including but not limited to those related to the valuation of accounts receivable, inventories, deferred income taxes, goodwill and intangible assets, and the estimation on the useful lives of property, plant and equipment. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

The Company believes that the following critical accounting policies govern its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Financial Instruments

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits held in the United States, Hong Kong and the PRC (“China”). The carrying amount of cash and cash equivalents approximates fair value.

As of December 31, 2011, $487,868 of the cash and cash equivalents were in banks in China; the Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  As of December 31, 2011, May 31, 2011 and May 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivable.

As of December 31, 2011, three customers accounted for approximately 11%, 22% and 65%, respectively, or approximately 98% of total accounts receivable. These same customers also accounted for approximately 3%, 50% and 23%, respectively, of the Company’s revenues, or approximately 76% of revenues for the seven month period ended December 31, 2011.

As of May 31, 2011, four customers accounted for approximately 14%, 19%, 29% and 37%, respectively, or approximately 99% of total accounts receivable. These same customers also accounted for approximately 5%, 10%, 15% and 62%, respectively, of the Company’s revenues, or approximately 92% of revenues for the period ended May 31, 2011.

The Company did not have any accounts receivable, nor had it recorded any sales, as of May 31, 2010.

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

As of December 31, 2011, the Company recorded provisions for excess or obsolete inventory of $82,706 related to its Wendeng segment. No provisions for excess or obsolete inventory were made as of May 31, 2011. The Company did not have any inventory, nor had it recorded any reserves, as of May 31, 2010.

Intangible assets

Customer relationships are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the assets estimated useful life; determined to be three years.

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

Construction in progress

The value of construction in progress comprises buildings and plants under construction, as well as machines and equipment being installed and commissioned, specifically comprises the costs of property, plant and equipment and other direct costs, relevant interest accrued during the construction period and profits and losses from foreign exchange transactions.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the periods ended December 31, 2011, May 31, 2011, and May 31, 2010.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2011 and May 31, 2011, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a schedule of comprehensive income in the financial statements. As of May 31, 2010, the Company did not have any such items.

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

4.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2011, May 31, 2011, and May 31, 2010 consisted of the following:

	December 31, 2011	May 31, 2011	May 31, 2010

Trade receivables	$3,799,420	$4,669,490	$—
Allowance for doubtful accounts	(25,864)	—	—

Total	$3,773,556	$4,669,490	$—

As of December 31, 2011, three customers accounted for approximately 11%, 22% and 65%, respectively, or approximately 98% of total accounts receivable. These same customers also accounted for approximately 3%, 50% and 23%, respectively, of the Company’s revenues, or approximately 76% of revenues for the seven month period ended December 31, 2011.

As of May 31, 2011, four customers accounted for approximately 14%, 19%, 29% and 37%, respectively, or approximately 99% of total accounts receivable. These same customers also accounted for approximately 5%, 10%, 15% and 62%, respectively, of the Company’s revenues, or approximately 92% of revenues for the period ended May 31, 2011.

The Company did not have any accounts receivable, nor had it recorded any sales, as of May 31, 2010.

5.	NOTES RECEIVABLE

Notes receivable at December 31, 2011, May 31, 2011, and May 31, 2010 consisted of the following:

	December 31, 2011	May 31, 2011	May 31, 2010

Notes receivable	$559,325	$941,314	$—

Total	$559,325	$941,314	$—

Notes receivable represent negotiable commercial paper in China which can be used to make new purchases or to satisfy outstanding invoices.

6.	INVENTORY

Inventories at December 31, 2011, May 31, 2011, and May 31, 2010 consisted of the following:

	December 31, 2011	May 31, 2011	May 31, 2010

Raw materials	$187,224	$526,753	$—
Finished goods	554,189	36,826	—
Allowance for excess or obsolete inventory	(84,126)	—	—

Total	$657,287	$563,579	$—

At December 31, 2011, the Company recorded a provision for excess or obsolete inventory of $82,706 at its Wendeng segment. No provision for excess or obsolete inventory was made as of May 31, 2011. The Company held no inventory at May 31, 2010.

7.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other assets at December 31, 2011, May 31, 2011, and May 31, 2010 consisted of the following:

	December 31, 2011	May 31, 2011	May 31, 2010

Advances to suppliers, net of allowance	$46,632	$360,113	$—
Prepaid expenses	157,222	36,101	—
Other	3,983	2,872	—

Total	$207,837	$399,086	$—

Advances made to suppliers are for the purchase of raw materials which are expected to be recovered in one year. During the seven month period ended December 31, 2011, the Company recorded a provision for bad debts of  $9,314 related to its advances to suppliers. Prepaid expenses and other assets represent normal course prepayments made by the Wendeng segment.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2011, May 31, 2011, and May 31, 2010:

	December 31, 2011	May 31, 2011	May 31, 2010

Building	$3,745,873	$3,637,779	$—
Furniture and fixtures	9,733	4,113	—
Machinery and equipment	3,875,396	3,637,067	—
Automotive equipment	172,375	167,401	—
Office equipment	11,558	4,260	—
Property, plant and equipment in service, gross	7,814,935	7,450,620	—
Less accumulated depreciation	(499,330)	(123,419)	—
Property, plant and equipment in service, net	7,315,605	7,327,201	—

Construction in progress	574,527	232,168	—

Total property, plant and equipment, net	$7,890,132	$7,559,369	$—

Depreciation expense for the seven months ended December 31, 2011 and the years ended May 31, 2011 and 2010 was approximately $365,959 , $121,652, and $-0-, respectively.

Differences may arise in the amount of depreciation expense reported in the Company's operating results when compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

9.	BUSINESS COMBINATIONS

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

The following is a schedule of accrued purchase consideration included in the accompanying Balance Sheet as of December 31, 2011, May 31, 2011, and May 31, 2010:

	December 31, 2011	May 31, 2011	May 31, 2010
Purchase price related to Baokai acquisition, unpaid	$163,647	$213,647	$—

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

Founded in April 2008, Wendeng is located in Weihai City in the Shandong province of the People’s Republic of China. Wendeng manufactures and distributes trichlorosilane, a chemical primarily used in the production of polysilicon, which is an essential raw material used in the production of solar cells. All of Wendeng’s sales are to destinations with the People’s Republic of China.

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

10.	GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, 2011, May 31, 2011, and May 31, 2010, the carrying amount of goodwill is illustrated as follows:

Goodwill, net at May 31, 2009	$—
Addition resulting from the acquisition of Zibo Baokai Commerce and Trade Co., Ltd	292,941
Addition resulting from the acquisition of Wendeng He Xie Silicon Industry Co., Ltd	3,006,386
Other – translation adjustments	57,951

Goodwill, net at May 31, 2011	$3,357,278
Impairment charge	(2,800,000)
Other – translation adjustments	51,675

Goodwill, net at December 31, 2011	$608,953

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on December 31 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of December 31, 2011. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $2,800,000; of which $2,487,567 was attributed to Wendeng and $312,433 was attributed to Baokai.

The components of the Company’s intangible assets are approximately as follows:

	December 31, 2011	May 31, 2011	May 31, 2010
Intangible assets subject to amortization:

Customer relationships	$1,601,787	$1,555,565	$—
Land lease	1,990,816	1,580,988	—
Intangible assets subject to amortization, gross	3,592,603	3,136,553	—
Accumulated amortization	(449,606)	(111,064)	—
Total intangible assets subject to amortization, net	$3,142,997	$3,025,489	$—

Amortization expense for intangible assets during the seven months ended December 31, 2011 and the years ended May 31, 2011 and 2010 was approximately $329,582, $111,373, and $-0-, respectively.

Differences may arise in the amount of amortization expense reported in the Company's operating results when compared to the corresponding change in accumulated amortization due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2012	$564,996
2013	564,996
2014	152,966
2015	40,081
2016	40,081
Thereafter	1,779,877
$3,142,997

11.	RELATED PARTY RECEIVABLE

Related party receivables consisted of the following :	December 31, 2011	May 31, 2011	May 31, 2010

Wendeng Huahai Chemical Co., Ltd.	$489,595	$1,177,204	$—

The amount represents trade receivables due from a related party; an entity in which a shareholder of the Company maintains an equity interest. The receivable is interest-free, unsecured and payable in accordance with the Company’s standard trade terms.

12.	OTHER ASSETS

Other assets consist of the following :	December 31, 2011	May 31, 2011	May 31, 2010

Deposit – Department of Extrabudgetary Fund (Wendeng)	$21,737	$21,110	$—
Deposit – TCS Management Association (Wendeng)	—	7,715	—
Deposit – Intangible assets (Wendeng)	—	220,054	—

Total, net	$21,737	$248,879	$—

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2011, May 31, 2011, and May 2010:

	December 31, 2011	May 31, 2011	May 31, 2010

Accounts payable	$3,333,500	$5,320,381	$149,538
Accrued liabilities	373,802	256,444	—
Total	$3,707,302	$5,576,825	$149,538

Accounts payable and accrued liabilities primarily represent trade payables of the Company’s Chinese operating subsidiaries.

14.	ADVANCES PAYABLE

Advances payable consisted of the following at December 31, 2011, May 31, 2011, and May 2010:

	December 31, 2011	May 31, 2011	May 31, 2010

Advances payable	$—	$—	$230,981
Total	$—	$—	$230,981

During the year ended May 31, 2010, the Company owed $230,981 from advances made by two non-affiliated stockholders that helped fund the Company’s operations until proceeds from private stock offerings were received. These advances were made on an interest free basis and were repaid in full during the fiscal year ended May 31, 2011.

15.	RELATED PARTY PAYABLE

Related party payable consisted of the following at December 31, 2011, May 31, 2011, and May 31, 2010:

	December 31, 2011	May 31, 2011	May 31, 2010

Advances from minority shareholder of noncontrolling interest (Wendeng)	$5,501,598	$5,321,502	$—
Purchase consideration due minority shareholder of noncontrolling interest (Baokai)	163,647	213,647	—
Due to officer	—	—	5,671
Total	$5,665,245	$5,535,149	$5,671

The minority shareholder of the Company’s Wendeng subsidiary made a series of advances, both pre and post-acquisition, to fund capital expenditures and plant expansion. These advances were made on an interest-free basis, are unsecured and payable on demand.

The amount due to the minority shareholder of its Baokai subsidiary represents unpaid purchase consideration from the Company’s December 8, 2010 acquisition (see Note 9 – Business Combinations). This amount bears no interest, is unsecured and payable on demand.

16.	INCOME TAXES PAYABLE

The components of the income tax provision at December 31, 2011, May 31, 2011, and May 31, 2010 is as follows:

	December 31, 2011			May 31, 2011			May 31, 2010
Federal taxes at statutory rate - current	$(190,890)	35.0%		$(297,570)	35.0%		$(217,642)	35.0%
Foreign taxes - current	(81,572)	25.0%		256,227	25.0%		—	—%
Change in valuation allowance	190,890	(21.9	) %	297,570	(287.1	) %	217,642	(35.0	) %
Total	$(81,572)	9.4%		$256,227	(247.2	) %	$—	0.00%

The components of the net deferred tax asset at December 31, 2011, May 31, 2011, and May 31, 2010, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31, 2011	May 31, 2011	May 31, 2010
Deferred tax asset:
Net operating loss carryforward United States	793,358	$589,399	$291,891
Less: Valuation allowance	(793,358)	(589,399)	(291,829)
Net deferred tax asset	$—	$—	$—

Income taxes payable consisted of the following at May 31, 2011 and 2010:

	December 31, 2011	May 31, 2011	May 31, 2010

U.S. taxes due	$—	$—	$—
Foreign taxes	886,050	1,561,112	—
Total	$881,263	$1,561,112	$—

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $2,267,000 which expires in 2031. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

As a result of its operations recorded at the Baokai and Wendeng segments, the Company has recorded a tax benefit of $81,572 for the seven months ended December 31, 2011 and a tax provision of $256,227 for the year ended May 31, 2011 based upon the estimated effective tax rate for the Baokai subsidiary for the year ending May 31, 2011. Pursuant to the new PRC’s enterprise income tax (“EIT”) law, the Company is subject to EIT at the statutory rate of 25%.  Income taxes in the statements of operations and comprehensive income represent current taxes for the periods ended May 31, 2011 and May 31, 2010. The effective income tax rate has no material difference with the PRC statutory income tax rate of 25% for the seven month period ended December 31, 2011 or the years ended May 31, 2011, and May 31, 2010.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of December 31, 2011, May 31, 2011, and May 31, 2010, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

17.	DEBT

Debt was comprised of the following at December 31, 2011, May 31, 2011, and May 31, 2010:

	December 31, 2011	May 31, 2011	May 31, 2011

9% Unsecured, convertible debenture	$100,000	$—	$—
Loan discount on unsecured, convertible debenture	—	—	—
Total long term debt	100,000	—	—
Less: Current portion	—	—	—
Long term debt	$100,000	$—	$—

The following table summarizes the issuance of all unsecured, convertible debentures during the seven month period ended December 31, 2011 and the years ended May 31, 2011 and 2010:

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

At May 31, 2011 and 2010, the Company had no unsecured, convertible debentures outstanding. No debt was issued prior to October 15, 2011.

18.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.001. At December 31, 2011, May 31, 2011, and May 31, 2010, no shares of preferred stock were issued or outstanding.

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001. At December 31, 2011, May 31, 2011, and May 31, 2010, shares of common stock totaling 30,005,628, 29,436,928 and 27,312,500 were issued and outstanding, respectively.

Since September 10, 2009, the Company has conducted a private placement of its common stock at a price of $2.00 per share and a maximum issuance of 8,000,000 shares. During the seven month period ended December 31, 2011, the Company accepted subscription agreements from investors and correspondingly issued 507,500 shares of its common stock pursuant to this offering, and received $1,015,000 in gross proceeds. The cost of this issuance was $101,500. During the years ended December 31, 2011 and 2010, the Company accepted subscription agreements from investors and correspondingly issued 711,000 and 552,000 shares, respectively, of its common stock pursuant to this offering, and received $1,422,000 and $1,105,000 in gross proceeds, respectively. The costs of these issuances were $142,000 and $110,500, respectively.

On September 5, 2011, the Company closed this offering and commenced a new offering of 3,000,000 shares at $3.00 per share. As of December 31, 2011, the Company accepted subscription agreements from investors and correspondingly issued 40,000 shares of its common stock pursuant to this new offering, and received $120,000 in gross proceeds. The cost of this issuance was $12,000.

During the seven month period ended December 31, 2011, the Company issued 21,200 shares of common stock in exchange for consulting, professional and other services rendered. The value of these services aggregated $69,600. During the year ended May 31, 2011, the Company issued 63,800 shares of common stock in exchange for consulting, professional and other services rendered. The value of these services aggregated $114,192. No shares of the Company’s common stock were issued in exchange for consulting, professional and other services rendered during 2010.

On June 13, 2011, SunSi Energies Hong Kong Limited executed an addendum to its agreement with Mr. Dongqiang Liu, the 40% minority shareholder of Wendeng, for the purpose of amending the terms to the equity transfer agreement dated November 22, 2010, as amended on December 15, 2010, between the parties for the purchase of a 60% equity interest in Wendeng.

Under the terms of the original agreement, the Company would have had an obligation, upon receiving formal notice, to buy back 1,349,628 shares of its common stock at a value of RMB 18,000,000 (approximately USD $2.00 per share) from Mr. Liu. The addendum cancelled any potential obligation that the Company would have to buy back the shares and confirmed that all purchase consideration was fully paid.

As a result, the Company reclassified the value of the common shares subjected to this buyback provision, approximately $2.7 million, as additional paid-in capital. These shares were presented as redeemable common stock at May 31, 2011

19.	COMMITMENTS

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

On November 10, 2009 and February 9, 2010, the Company entered in agreements with its Director of Business Development and Chief Executive Officer, respectively, to pay each of these individuals $60,000 per year plus any documented out of pocket business expenses. Additionally, the Company entered into an agreement on May 15, 2009 to pay a representative in China $60,000 per year.

20.	SEGMENT INFORMATION

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

Segment Results

The following table sets forth the results of operations by segment for the seven months ended December 31, 2011 and 2010 and the years ended May 31, 2011 and 2010:

	Seven Months Ended December,		Years Ended May 31,
	2011	2010 (unaudited)	2011	2010

Sales:
Baokai	$5,956,999	$1,165,239	$9,755,030	$—
Wendeng	8,463,841	—	5,327,758	—
Corporate	—	—	—	—
Total	$14,420,840	$1,165,239	$15,082,788	$—
Cost of goods sold:
Baokai	$5,837,859	$1,141,605	$9,538,061	$—
Wendeng	6,374,278	—	3,506,938	—
Corporate	—	—	—	—
Total	$12,212,137	$1,141,605	$13,044,999	$—
Gross margin:
Baokai (1)	$119,140	$23,634	$216,969	$—
Wendeng (2)	2,089,563	—	1,820,820	—
Corporate	—	—	—	—
Total	$2,208,703	$23,634	$2,037,789	$—
Operating expenses:
Baokai	$352,697	$—	$37,000	$—
Wendeng	4,982,293	—	975,882	—
Corporate	545,370	445,647	921,247	621,835
Total	$5,880,360	$445,647	$1,934,129	$621,835
Provision for income taxes:
Baokai	$19,719	$5,909	$44,992	$—
Wendeng	(101,291)	—	211,235	—
Corporate	—	—	—	—
Total	$(81,572)	$5,909	$256,227	$—
Net income (loss):
Baokai	$(253,276)	$17,725	$134,977	$—
Wendeng	(2,791,439)	—	633,703	—
Corporate	(545,370)	(445,647)	(921,247)	(621,835)
Total	$(3,590,085)	$(427,922)	$(152,567)	$(621,835)

(1) Includes goodwill impairment charge of $312,433
(2) Includes goodwill impairment charge of $2,487,567
Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

The following table sets forth the total assets by segment for at December 31, 2011, May 31, 2011, and May 31, 2010:

Total assets:	December 31, 2011	May 31, 2011	May 31, 2010
Baokai	$840,280	$2,028,632	$—
Wendeng	16,986,030	20,458,838	—
Corporate	199,400	95,097	598,468
Total	$18,025,710	$22,582,567	$598,468

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill by segment at December 31, 2011, May 31, 2011, and May 31, 2010:

Goodwill by segment:	December 31, 2011	May 31, 2011	May 31, 2010
Baokai	$—	$308,627	$—
Wendeng	608,953	3,048,650	—
Corporate	—	—	—
Total	$608,953	$3,357,277	$—

As of December 31, 2011, the Company’s evaluation of goodwill resulting in a total impairment charge of $2,800,000; of which $312,433 was attributed to Baokai and $2,487,567 was attributed to Wendeng.

The following table sets forth the carrying amount of intangible assets by segment at December 31, 2011, May 31, 2011, and May 31, 2010:

Intangible assets by segment:		December 31, 2011	May 31, 2 011	May 31, 2010
Baokai	$		$—	$—
Wendeng		3,142,997	3,025,489	—
Corporate		—	—	—
Total		$3,142,997	$3,025,489	$—

The following table sets forth the carrying amount of property, plant and equipment by segment at December 31, 2011, May 31, 2011, and May 31, 2010:

	December 31, 2011	May 31, 2011	May 31, 2010
Property, plant and equipment by segment:
Baokai	$—	$—	$—
Wendeng	7,890,132	7,559,369	—
Corporate	—	—	—
Total	$7,890,132	$7,559,369	$—

Depreciation and amortization expense for Wendeng totaled $122,652 and $110,373, respectively for the seven month period ended December 31, 2011 and year ended May 31, 2011. Capital expenditures for Wendeng totaled $470,310 and $184,725, respectively for the seven month period ended December 31, 2011 and year ended May 31, 2011.

Baokai and Corporate did not record any depreciation or amortization expense, nor did they incur any capital expenditures for the seven month period ended December 31, 2011 or year ended May 31, 2011.

The Company had no goodwill, intangible or long-lived assets at May 31, 2010.

Customer information

For the seven month period ended December 31, 2011, one customer accounted for approximately 98% of Baokai's sales. For the seven month period ended December 31, 2011, two customers accounted for approximately 70% of Wendeng’s sales. Concentration levels amongst these two customers were 20% and 50% of Wendeng’s total sales. No other customer accounted for more than 10% of either segment’s revenue for seven month period ended December 31, 2011.

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

Geographic Information

All of the Company’s long-lived assets During the seven months period ended December 31, 2011, the Company made one sale valued at approximately $188,000 to Russia. All of the Company’s other revenues, as determined by shipping destination, are located within the People’s Republic of China.

21.	DEFINED CONTRIBUTION PLAN

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

22.	SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company has received $50,000 from the sale of 25,000 shares of common stock.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.