Form 10-Q
period 2012-03-31
SunSi Energies Inc.
filed 2012-05-21
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-145910

SunSi Energies Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 24th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

212-672-1786
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,073,302 common shares as of May 21, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011

F-4	Notes to Interim Unaudited Consolidated Financial Statements

SUNSI ENERGIES INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$332,460	$674,291
Accounts receivable, net	3,689,423	3,773,556
Notes receivable	158,700	559,325
Inventory, net	411,043	657,287
Prepaid expenses and other current assets	115,196	207,837
Total current assets	4,706,822	5,872,296
Property, plant and equipment	7,908,205	7,890,132
Goodwill	608,190	608,953
Intangible assets, net	2,992,262	3,142,997
Accounts receivable, net – non-current	34,637	—
Related party receivables – trade	608,106	489,595
Other assets	21,710	21,737
Total assets	$16,879,932	$18,025,710

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,827,327	$3,333,500
Accrued liabilities	389,431	373,802
Related party payables	5,683,435	5,665,245
Income taxes payable	721,464	886,050
Total current liabilities	9,621,657	10,258,597
Long term debt	100,000	100,000
Total liabilities	9,721,657	10,358,597

Commitments and contingencies	—	—

Equity:
SunSi Energies Inc. stockholders' equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 75,000,000 shares authorized; and 30,070,628 and 30,005,628 shares
issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	30,071	30,006
Additional paid-in capital	8,940,206	8,855,271
Accumulated deficit	(4,166,059)	(3,701,526)
Accumulated other comprehensive income	288,787	280,024
Total SunSi Energies Inc. stockholders' equity	5,093,005	5,463,775
Noncontrolling interests	2,065,270	2,203,338
Total equity	7,158,275	7,667,113
Total liabilities and equity	$16,879,932	$18,025,710

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2012	2011

Sales	$507,627	$5,501,363
Cost of goods sold	475,325	4,986,916
Gross margin	32,302	514,447
Operating expenses:
Professional fees	141,710	91,705
General and administrative	605,119	170,539
Total operating expenses	746,829	262,244
Income (loss) from operations before income taxes	(714,527)	252,203
Interest expense, net	2,250	—
Income (loss) from operations before income taxes	(716,777)	252,203
Provision for income taxes (benefit)	(114,176)	116,395
Net income (loss)	(602,601)	135,808
Less: Net income (loss) attributable to noncontrolling interests	(138,068)	120,357
Net income (loss) attributable to SunSi Energies Inc. common shareholders	$(464,533)	$15,541

Basic and diluted earnings (loss) per share	$(0.02)	$0.00

Weighted-average number of common shares outstanding:
Basic and diluted	30,020,628	27,953,734

Comprehensive income (loss):
Net income (loss)	$(464,533)	$15,451
Foreign currency translation adjustment	8,763	40,008
Comprehensive income (loss)	(455,770)	55,549
Comprehensive income (loss) attributable to noncontrolling interests	(138,068)	120,357
Comprehensive income (loss) attributable to SunSi Energies Inc.	$(593,838)	$175,816

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(602,601)	$135,808
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	309,002	54,864
Changes in operating assets and liabilities:
Accounts receivable	44,701	(306,092)
Notes receivable	399,345	98,795
Inventory	245,065	(89,897)
Prepaid expenses and other current assets	92,246	(13,002)
Related party receivables - trade	(118,952)	11,543
Other assets	—	7,600
Accounts payable	(551,963)	(320,382)
Accrued liabilities	106,647	(407,557)
Income taxes payable	(163,239)	114,686
Net cash used in operating activities	(239,749)	(713,634)

Cash flows from investing activities:
Cash consideration for acquisition of business	—	(445,075)
Cash acquired in acquisition of business	—	966,466
Purchase of property, plant and equipment	(190,340)	(41,916)
Net cash provided by (used in) investing activities	(190,340)	479,475

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	45,000	162,000
Proceeds from related party payables	44,123	387,176
Net cash provided by financing activities	89,123	549,176

Effect of exchange rates on cash and cash equivalents	(865)	3,589
Net increase (decrease) in cash and cash equivalents	(341,831)	318,606
Cash and cash equivalents at beginning of period	674,291	576,286
Cash and cash equivalents at end of period	$332,460	$894,892

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Estimated beginning fair value of assets and liabilities received on consolidation:
Assets acquired	$—	$16,013,998
Liabilities assumed	$—	$(10,294,200)
Noncontrolling interests	$—	$(2,956,294)
Total net assets acquired	$—	$2,763,504
Identified intangible assets on acquisitions	$—	$3,093,070
Issuance of stock related to acquisitions	$—	$5,354,109
Stock issued to reduce accounts payable	$40,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2012
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

On January 30, 2007, SunSi Energies Inc. (“the Company” or “SunSi”) was incorporated in the State of Nevada. Through its operations based in the People’s Republic of China (“China” or “PRC”), SunSi is a manufacturer and distributor of the specialty chemical trichlorosilane (“TCS”). SunSi’s focus is to acquire and develop a portfolio of high quality TCS producing facilities and distribution rights that provide the potential for significant future growth and expansion. TCS is primarily used in the production of polysilicon; an essential raw material required in the production of solar cells for photovoltaic (“PV”) solar panels. A renewable energy source, PV panels  convert solar radiation, or sunlight, into direct current electricity. Prior to December 9, 2010 when the Company acquired 90% of Zibo Baokai Commerce and Trade Co., Ltd. (“Baokai”), SunSi was a Development Stage Company as defined by ASC Topic 915. After the purchase of Baokai, the Company emerged from development stage status and started generating revenues.

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

Change of Fiscal Year-End

On December 8, 2011, the Company changed its fiscal year-end to December 31 from May 31. This change has no impact on this Quarterly Report on Form 10-Q or on historical financial data shown within this Report.

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

As of March 31, 2012, $287,540 of the cash and cash equivalents were in banks in China; a Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  At March 31, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the periods ended March 31, 2012 and December 31, 2011.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2012, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable and notes receivable at March 31, 2012 and December 31, 2011 were comprised of the following:

	March 31, 2012	December 31, 2011

Trade receivables	$3,299,891	$3,799,420
Allowance for doubtful accounts	(25,831)	(25,864)
Total	3,724,060	3,773,556
Less: Current portion	(3,689,423)	(3,773,556)
Accounts receivable, non-current	$34,637	$—

At December 31, 2011, the Company established an allowance for doubtful accounts by recording a bad debt expense of $23,163 related to its trade accounts receivable. No additional bad debt expense was recorded during the three months ended March 31, 2012.

As of March 31, 2012, three customers accounted for approximately 11%, 30% and 57%, respectively, or approximately 98% of total accounts receivable. Additionally, one of these three customers accounted for 100% of the Company’s revenues for the three months ended March 31, 2012.

As of December 31, 2011, three customers accounted for approximately 11%, 22% and 65%, respectively, or approximately 98% of total accounts receivable.

5.	NOTES RECEIVABLE

Accounts receivable and notes receivable at March 31, 2012 and December 31, 2011 were comprised of the following:

	March 31, 2012	December 31, 2011

Notes receivable	$158,700	$559,325

Total	$158,700	$559,325

Notes receivable represent negotiable commercial paper which can be utilized to acquire new goods or to satisfy invoices due third parties in China.

6.	INVENTORY

Inventory at March 31, 2012 and December 31, 2011 was comprised of the following:

	March 31, 2012	December 31, 2011

Raw materials	$186,989	$187,224
Finished goods	308,074	554,189
Allowance for excess or obsolete inventory	(84,020)	(84,126)

Total	$411,043	$657,287

At December 31, 2011, the Company established a provision for excess or obsolete inventory by recording a charge of $82,706 to cost of goods sold. No additional provision for excess or obsolete inventory was made during the three month period ended March 31, 2012.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2012 and December 31, 2011 were comprised of the following:

	March 31, 2012	December 31, 2011

Advances to suppliers, net of allowance	$113,634	$46,632
Prepaid expenses	431	157,222
Other	1,131	3,983

Total	$115,196	$207,837

Advances made to suppliers are for the purchase of raw materials which are expected to be recovered in one year. At December 31, 2011, the Company established a provision for doubtful accounts by recording a bad debt expense of $9,314 related to its advances to suppliers. No additional bad debt expense was recorded during the three months ended March 31, 2012. Prepaid expenses and other assets represent normal course prepayments made by the Wendeng segment.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2012 and December 31, 2011 was comprised of the following:

			March 31, 2012			December 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,741,178	$(195,016)	$3,546,162	$3,745,873	$(145,042)	$3,600,831
Furniture and equipment	9,721	(1,279)	8,442	9,733	(773)	8,960
Machinery and equipment	3,870,539	(418,689)	3,451,850	3,875,396	(318,543)	3,556,853
Automotive equipment	321,239	(44,465)	276,774	172,375	(33,685)	138,690
Office equipment	12,306	(1,909)	10,397	11,558	(1,287)	10,271
Construction in Progress	614,580	—	614,580	574,527	—	574,527

Total	$8,569,563	$(661,358)	$7,908,205	$8,389,462	$(499,330)	$7,890,132

Depreciation expense for the three months ended March 31, 2012 and 2011 totaled $162,419 and $32,487, respectively.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

9.	BUSINESS COMBINATIONS

During the year ended December 31, 2011, the Company completed its acquisitions of equity interests in both Zibo Baokai Commerce and Trade Co., Ltd. and Wendeng He Xie Silicon Industry Co., Ltd. These acquisitions were accounted for as business combinations under the acquisition method of accounting.

Acquisition of Zibo Baokai Commerce and Trade Co., Ltd

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

The following summarizes unpaid purchase consideration included in the accompanying Balance Sheet at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Purchase consideration related to the Baokai acquisition, unpaid and accrued	$163,647	$163,647

Acquisition of Wendeng He Xie Silicon Co., Ltd

Description of Transaction

On March 18, 2011, SunSi HK acquired a 60% equity interest in Wendeng He Xie Silicon Co., Ltd. (“Wendeng”) in exchange for total consideration of approximately $5.8 million comprised of the following:

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

10.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at March 31, 2012 and December 31, 2011 was comprised of the following:

	March 31, 2012	December 31, 2011

Goodwill – Wendeng He Xie Silicon Co., Ltd	$583,183	$583,183
Foreign currency translation adjustments	25,007	25,770

Goodwill, net	$608,190	$608,953

Intangible assets at March 31, 2012 and December 31, 2011 were comprised of the following:

		March 31, 2012			December 31, 2011
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3.0	$1,599,780	$(555,479)	$1,044,301	$1,601,787	$(419,105)	$1,182,682
Land leasehold and use rights	50.0	1,988,321	(40,360)	1,947,961	1,990,816	(30,501)	1,960,315

Total		$3,588,101	$(595,839)	$2,992,262	$3,592,603	$(449,606)	$3,142,997

Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2012 and 2011 totaled $146,583 and $22,377, respectively.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

11.	RELATED PARTY RECEIVABLES - TRADE

Related party receivables were comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Wendeng Huahai Chemical Co., Ltd.	$608,106	$489,595

Total	$608,106	$489,595

The amount represents trade receivables due from a related party; an entity in which a shareholder of the Company maintains an equity interest. The receivable is interest-free, unsecured and payable in accordance with the Company’s standard trade terms.

12.	OTHER ASSETS

Other assets were comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Deposit – Department of Extrabudgetary Fund, Wendeng	$21,710	$21,737

Total	$21,710	$21,737

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Accounts payable	$2,827,327	$3,333,500
Accrued liabilities	389,431	373,802

Total	$3,216,758	$3,707,302

Accounts payable and accrued liabilities primarily represent trade payables of the Company’s Chinese operating subsidiaries.

14.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Advances from minority shareholder of noncontrolling interest (Wendeng)	$5,519,788	$5,501,598
Purchase consideration due minority shareholder of noncontrolling interest (Baokai)	163,647	163,647

Total	$5,683,435	$5,665,245

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

15.	INCOME TAXES

Income taxes payable were comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

United States income taxes payable	$—	$—
Foreign income taxes payable	721,464	886,050
Total	$721,464	$886,050

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $2,437,000 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

As a result of operations recorded at Baokai and Wendeng located in China, the Company recorded a net tax benefit of $114,176 for the three months ended March 31, 2012 based upon their estimated effective tax rates. Pursuant to the new PRC’s enterprise income tax (“EIT”) law, the Company is subject to EIT at the statutory rate of 25%.  Income taxes in the statements of operations and comprehensive income (loss) represent current taxes for the periods ended March 31, 2012 and 2011. The effective income tax rate has no material difference with the PRC statutory income tax rate of 25% for the periods ended March 31, 2012 and 2011.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of March 31, 2012 and December 31, 2011, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

16.	DEBT

Debt was comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

9% Unsecured, convertible debenture	$100,000	$100,000
Loan discount on unsecured, convertible debenture	—	—
Total long term debt	100,000	100,000
Less: Current portion	—	—
Long term debt	$100,000	$100,000

The following table summarizes the issuance of all unsecured, convertible debentures during the three month period ended March 31, 2012 and year ended December 31, 2011:

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

No debt was issued prior to October 15, 2011.

17.	STOCKHOLDERS’ EQUITY

SunSi is authorized to issue 75,000,000 shares of common stock at a par value of $0.001 and had 30,070,628 and 30,005,628 shares of common stock issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

Beginning September 10, 2009, the Company conducted a private placement of its common stock at a price of $2.00 per share and a maximum issuance of 8,000,000 shares. During the year ended December 31, 2011, the Company accepted subscription agreements from investors pursuant to this offering and issued 917,500 shares of its common stock for gross proceeds totaling $1,875,000. The cost of these issuances was $187,500.

On September 5, 2011, the Company closed this offering and commenced a new offering of 3.0 million shares at $3.00 per share. In October 2011, the Company accepted a subscription agreement from an investor for 40,000 shares of its common stock pursuant to this new offering. The Company received $120,000 in gross proceeds and incurred issuance costs of $12,000 as a result of the offering.

During the three months ended March 31, 2012, the Company amended this offering by reducing the share price from $3.00 to $2.00 per share. Following this amendment, the Company accepted subscription agreements from investors pursuant to this offering and issued 25,000 shares of its common stock for gross proceeds totaling $50,000. The cost of these issuances was $5,000.

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

18.	COMMITMENTS

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

19.	SEGMENT INFORMATION

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

Segment Results

The following table sets forth operations by segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Sales:
Baokai	$234,959	$4,245,917
Wendeng	272,668	1,255,446
Corporate	—	—
Total	$507,627	$5,501,363
Cost of goods sold:
Baokai	$230,260	$4,160,064
Wendeng	245,065	826,852
Corporate	—	—
Total	$475,325	$4,986,916
Gross margin:
Baokai	$4,699	$85,853
Wendeng	27,603	428,594
Corporate	—	—
Total	$32,302	$514,447
Operating expenses:
Baokai	$—	$—
Wendeng	489,006	48,867
Corporate	257,823	213,377
Total	$746,829	$262,244
Interest expense, net:
Baokai	$—	$—
Wendeng	—	—
Corporate	2,250	—
Total	$2,250	$—
Provision for income taxes (benefit):
Baokai	$1,175	$21,463
Wendeng	(115,351)	94,932
Corporate	—	—
Total	$(114,176)	$116,395
Net income (loss):
Baokai	$3,524	$64,390
Wendeng	(346,052)	284,795
Corporate	(260,073)	(213,377)
Total	$(602,601)	$135,808

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at March 31, 2012 and December 31, 2011:

Total assets by segment:	March 31, 2012	December 31, 2011
Baokai	$1,111,860	$840,280
Wendeng	15,722,721	16,986,030
Corporate	45,351	199,400
Total	$16,879,932	$18,025,710

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill by segment at March 31, 2012 and December 31, 2011:

Goodwill by segment:	March 31, 2012	December 31, 2011
Baokai	$—	$—
Wendeng	608,190	608,953
Corporate	—	—
Total	$608,190	$608,953

The following table sets forth the carrying amount of intangible assets by segment at March 31, 2012 and December 31, 2011:

Intangible assets by segment:	March 31, 2012	December 31, 2011
Baokai	$—	$—
Wendeng	2,992,262	3,142,997
Corporate	—	—
Total	$2,992,262	$3,142,997

The following table sets forth the carrying amount of property, plant and equipment by segment at March 31, 2012 and December 31, 2011:

Property, plant and equipment by segment:	March 31, 2012	December 31, 2011
Baokai	$—	$—
Wendeng	7,908,205	7,890,132
Corporate	—	—
Total	$7,908,205	$7,890,132

Amortization expense for Wendeng totaled $146,583 for the three months ended March 31, 2012. Depreciation expense for Wendeng totaled $162,419 for the three months ended March 31, 2012. Capital expenditures for Wendeng totaled $190,340 during the three months ended March 31, 2012. Baokai did not record any depreciation or amortization expense, nor did it incur any capital expenditures during the three months ended March 31, 2012.

The Company had no goodwill, intangible or long-lived assets prior to December 9, 2010.

Customer information

For the three month period ended March 31, 2012, one customer accounted for 100% of Baokai's sales and one customer accounted for 100% of Wendeng’s sales.

For the three month period ended March 31, 2012, one customer accounted for approximately 97% of Baokai's sales. For the year ended March 31, 2012, two customers accounted for approximately 87% of Wendeng’s sales. Concentration levels for these two customers were 33% and 54% of Wendeng’s total sales. No other customer accounted for more than 10% of either segment’s revenue for years ended March 31, 2012.

At March 31, 2012, one customer accounted for approximately 100% of Baokai’s accounts receivable. At March 31, 2012, two customers accounted for approximately 98% of Wendeng’s accounts receivable. Concentration levels for these two customers were 16% and 82% of Wendeng’s total trade receivables. No other single customer accounted for 10% or more of either segment’s trade accounts receivable at March 31, 2012.

Geographic Information

All of the Company’s long-lived assets are located in the People’s Republic of China. During the three months ended March 31, 2012 and 2011, all of the Company’s sales as determined by shipping destination were located within the People’s Republic of China.

20.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations.  The Company contributed $8,076 for the three month period ended March 31, 2012.

21.	SUBSEQUENT EVENTS

On April 20, 2012, SunSi signed a letter of intent to purchase a 51% interest in the common stock of TransPacific Energy, Inc. (“TPE”). Located in California and Nevada, TPE designs and sells energy systems which maximize heat recovery and convert waste heat into electrical energy. Purchase consideration for the transaction will be satisfied in full through the issuance shares of SunSi’s common stock. The closing of the transaction is subject to the execution of a definitive agreement and approval by the board of directors of both companies.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; increasingly competitive environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects; changing alternative energy technologies; raising sufficient capital to fund the expansion of Wendeng to 75,000 MT and acquisition of other TCS manufacturing facilities; our ability to find suitable TCS acquisition targets, our ability to complete the Wendeng expansion on budget and on time, the price of TCS sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; the level of production by the Wendeng factory; Baokai's success in attaining new clients under its TCS distribution agreement; the decision by potential investors who have signed subscription agreements not to pay for such SunSi common shares; the decision by the NASDAQ Capital Market to reject the Company's application for listing; our ability to successfully manage a business in China; the re-opening of our Wendeng facility and the ZBC TCS facility that provides TCS to our Baokai distribution company; that Wendeng is one of the lowest cost producers of TCS and that we will emerge as one of the strongest TCS manufacturers in 2012;  and success in implementing productivity initiatives. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Baokai has one client which comprised approximately 100% of their sales for the three month period ended March 31, 2012. The facility is easily accessible via rail and major highways, in addition to being well equipped for handling chemical products. We believe we can expand Baokai’s client base in the future, although there can be no assurances.

Acquisition of Wendeng He Xie Silicon Co. Ltd

On March 18, 2011, we acquired a 60% equity interest in Wendeng, a trichlorosilane manufacturing company, from Liu Dongqiang, a Chinese individual.  Wendeng is located in the Shandong province of China close to strategic ports, including Weihai and Qingdao. The state-of-the-art Wendeng facility was built in 2008 and currently has an annual capacity of 30,000 MT of TCS. The Wendeng facility was designed and is currently managed by Zhang Fahe, who possesses over 30 years of experience in the Chinese chemical industry. Mr. Fahe has been working in the TCS field since 2001 where he developed efficient TCS production technologies. As part of the closing, Wendeng was re-formed as a joint venture business under Chinese law and issued a new business license.

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

Our plan is to expand the manufacturing capacity of Wendeng to 75,000 MT per year. In October 2011, the construction of the expanded capacity from 20,000 to 30,000 MT was completed. The cost of this 10,000 MT ton expansion was approximately $1.5 million. The expanded capacity is now fully operational. We estimate the total amount of funding required by SunSi to complete the Wendeng expansion from 30,000 MT to 75,000 MT is currently approximately $15.0 million. Mr. Liu, our 40% minority partner in the facility, is expected to contribute $5.0 million towards this expansion. Our portion of this expansion will be approximately $10 million.

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

TCS Market and our Future Strategy

During calendar year 2011, the world polysilicon prices decreased approximately 60% as the top five producers more than doubled output, according to data compiled by Bloomberg News. For the week ended May 11, 2012, the polysilicon spot price averaged $23.17 per KG. According to the Macquarie Group Ltd. global investment banking and diversified financial services group regarding the oversupply situation, the polysilicon industry will make about 20 percent more than is needed this year, and the oversupply will increase to 28 percent in 2012. As a result of historically low prices for polysilicon in November and December of 2011, about 90 percent of China’s polysilicon plants, comprising half of the country’s production suspended output in November and December according to the China Nonferrous Metals Industrial Association, which acts as a conduit between industry and government. This oversupply situation has continued throughout 2012 with an estimated 50-80% of China’s polysilicon capacity currently idle. A leading solar industry publication, Solarbuzz stated that “it is significant that polysilicon manufacturing capacity long the most constrained and profitable part of the PV chain now has the highest capacity in the PV chain”.

During November and December 2011, the low price of polysilicon coupled with the significant oversupply of polysilicon had a material adverse impact on the price we could sell TCS for, and the level of plant utilization at Wendeng and our exclusive supplier to Baokai, ZBC. This negatively impacted our revenues and results of operations. We believe that due to the current polysilicon oversupply there will be an industry consolidation where we will emerge as one of the strongest entities and lowest cost producers.  The ZBC plant that supplies our Baokai distribution operations and the Wendeng facility has been closed since December 2011. We had expected these facilities to open at the end of February 2012 after the Chinese New Year; however, the ongoing low pricing of polysilicon and the resulting low price bids from our customers to supply them TCS would not enable us to operate profitably.  Currently during the shutdown period, the Baokai distribution segment is at a breakeven level because we are not incurring any marketing or business development expenses directly associated with Baokai operations.

Based upon our knowledge and experience in the TCS marketplace in China, and based upon our ongoing discussions with our existing and potential new customers, we believe that no TCS supplier in China can produce TCS profitably at current price levels. At Wendeng, our operating losses of approximately $30,000-$40,000 per month when closed are significantly less than the loss we would incur by producing TCS at the current market price. Therefore, our operating losses are lower by staying closed rather than manufacturing TCS at a significantly higher loss. Our Wendeng facility has sold some of its existing inventory during 2012 at a loss; however, it has not manufactured any TCS during 2012.

Additionally, there can be no assurances that we will be successful in our efforts to operate Wendeng, or to sell TCS at a price that will enable Wendeng to operate profitably. Additionally, there can be no assurance that the price of polysilicon will not continue to fall or that an industry consolidation will occur.

In 2011 and reiterated in 2012, the Chinese government in widely publicized announcements has promised to commit $454 billion dollars towards to alternative energy which includes a commitment to expand and support a fivefold increase in solar production above current levels over the next five to years ten years. We believe the oversupply of polysilicon will be mitigated during 2012, and that the demand and price of TCS will increase significantly as this commitment is implemented, although there can be no assurances. Currently, we remain committed to expanding our Wendeng facility from 30,000 MT to 75,000 MT. We estimate the total amount of funding required to complete this expansion to be $15.0 million. We expect to raise $10.0 million through the sale of our common stock, with the remainder expected to be contributed by our 40% minority partner of Wendeng.  If we are unable to raise this amount through the sale of equity securities, we will have to secure additional debt financing to complete the acquisition and the planned expansion project.  If necessary, we intend to negotiate terms of a revolving line of credit and/or conditions for a construction/term loan with various banking institutions.  However, there is no assurance that debt financing will be available or, if available, on terms that are favorable to us.  In addition, if we are unable to raise sufficient equity capital to commence development of the plant expansion, we may pursue the plant expansion through alternative ownership structures, such as joint ventures with other entities. We currently have no commitment for either equity or debt financing. There can be no assurances that the Company will be successful in raising sufficient funds to complete the expansion.

Letter of Intent to Purchase TransPacific Energy, Inc.

On April 20, 2012 we signed a letter of intent to purchase a 51% interest in the common stock of TransPacific Energy, Inc. ("TPE"). The closing of the transaction is subject to the execution of a definitive agreement. TPE is a renewable energy company based in Nevada and California. If the transaction is successfully consumated, it woud create a new business segment for Sunsi. We believe the transaction will be completed, however; there can be no assurances.

Results of Operations for the three months ended March 31, 2012 and 2011

In December 2010 and March 2011, we completed the acquisitions of our Baokai and Wendeng subsidiaries, respectively. As a result, we emerged from Development Stage Company as defined by ASC Topic 915 and began to generate revenue from our operations. Our results of operations include three months of operations for both our Baokai and Wendeng subsidiaries for the three months ended March 31, 2012, compared with three months of operations for Baokai and less than one full month for Wendeng during the comparable period of the prior year. Comparisons between the three months ended March 31, 2012 and 2011 may not be indicative of current trends.

Segment Results

The following table sets forth operations by segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Sales:
Baokai	$234,959	$4,245,917
Wendeng	272,668	1,255,446
Corporate	—	—
Total	$507,627	$5,501,363
Cost of goods sold:
Baokai	$230,260	$4,160,064
Wendeng	245,065	826,852
Corporate	—	—
Total	$475,325	$4,986,916
Gross margin:
Baokai	$4,699	$85,853
Wendeng	27,603	428,594
Corporate	—	—
Total	$32,302	$514,447
Operating expenses:
Baokai	$—	$—
Wendeng	489,006	48,867
Corporate	257,823	213,377
Total	$746,829	$262,244
Interest expense, net:
Baokai	$—	$—
Wendeng	—	—
Corporate	2,250	—
Total	$2,250	$—
Provision for income taxes (benefit):
Baokai	$1,175	$21,463
Wendeng	(115,351)	94,932
Corporate	—	—
Total	$(114,176)	$116,395
Net income (loss):
Baokai	$3,524	$64,390
Wendeng	(346,052)	284,795
Corporate	(260,073)	(213,377)
Total	$(602,601)	$135,808

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Revenue

Sales for the three months ended March 31, 2012 totaled $507,627, compared to $5,501,363 for the three months ended March 31, 2011. Sales for the three months ended March 31, 2012 and March 31, 2011 were comprised of $234,959 and $4,245,917, respectively, from our Baokai segment and $272,668 and $1,255,446, respectively, from our Wendeng segment. All sales during these periods were recorded within China.

In China, the price of TCS is typically based on short-term contracts and spot prices enabling both the buyer and the seller to adapt to changing market conditions. During 2011, the price of TCS ranged from a high of approximately $1,600 per metric ton to a low of approximately $700 per metric ton. Since the fourth quarter of 2011, a global oversupply of polysilicon has materially reduced both the demand and sales price for TCS. The decline in price for TCS is consistent with the change in the price of polysilicon, which has decreased approximately 50%-60% since January 2011. Each of these factors has had an adverse impact on our subsidiaries’ sales prices and product demand.

As of May 2012, the spot price of TCS was approximately $775 per metric ton. We do not believe many, if any, TCS suppliers can operate profitably at these price levels. We believe that other manufacturers are selling their existing TCS inventories at a significant loss. As the polysilicon oversupply is absorbed, we anticipate that the price and demand for TCS will improve. We anticipate that these events will occur within the latter half of 2012; however, we can provide no assurances that this will occur.

Our Wendeng facility has been closed for all of 2012. Based upon Wendeng’s cost structure, we estimate that a sales price ranging from approximately $770-$800 per metric ton is required to generate breakeven operating cash flows. We continue to have sales discussions and inquiries with new and existing customers and we have established a small backlog of orders near the $770-$800 price levels described above. As a result, we expect our Wendeng facility to re-open by the end of May or early June 2012; however, we can provide no assurances that this will occur.

Our Baokai segment purchases and distributes the TCS manufactured by Zibo Baoyun Chemical Factory (“ZBC”). Since April 2012, Baokai has recorded three sales approximating $450,000 in revenue. We believe that these sales are indicative of an improving trend in TCS pricing.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margin by sales.

Gross margin for the three months ended March 31, 2012 was $32,302, compared to $514,447 for the three months ended March 31, 2011. Gross margin percentage for the three months ended March 31, 2012 was 6.4%, compared to 9.4% for the three months ended March 31, 2011. The decrease in gross margin is primarily attributable to the decreased level of sales realized compared to the prior year period. Additionally, our gross margin and gross margin percentage continues to be adversely impacted by the low price levels for polysilicon.

For the three months ended March 31, 2012, we realized a gross margin percentage of 2.0% at our Baokai segment, compared to a gross margin percentage of 2.0% in the prior year period. Currently, our margins are fixed at 2% at our Baokai segment because we are a distributor of the TCS produced by Zibo Baoyun Chemical Factory. Our purchase price is fixed to the percentage of the selling price; therefore, our gross margin percentage is not affected by market price fluctuations. We have the opportunity to realize greater margin percentages, potentially up to 10%-15%, at our Baokai segment if we introduce new customers to ZBC. There can be no assurances that we will be successful in generating new customers or realizing these higher margin opportunities.

For the three months ended March 31, 2012, we realized a gross margin percentage of 10.1% at our Wendeng segment, compared to a gross margin percentage of 34.1% in the prior year period. The decrease in gross margin and gross margin percentage at our Wendeng segment is directly attributable to the decline in the segment’s product sales and sale prices as under revenue described above.

Professional Fees

We incurred professional fees of $141,710 for the three months ended March 31, 2012, compared to $91,705 for the three months ended March 31, 2011. Professional fees consist of legal, accounting and other consulting or service provider fees. Most of our professional services are attributable to our status as a publicly traded company. The increase in our professional feesare largely attributable to the increased audit accounting review and compliance services related to the acquisition of our Chinese subsidiaries.

General and Administrative Expenses

General and administrative expenses (“G&A”) totaled $605,119 for the three ended March 31, 2012, compared to $170,539 for the three months ended March 31, 2011. The primary components of our G&A expenses include salaries and benefits not directly associated with our manufacturing processes, depreciation on non-production capital assets, amortization, facility costs and maintenance, investor relations activities and various administrative and office expenses. The increase in our G&A expenses is largely attributable to the inclusion of a full three months of operations from our Wendeng segment, compared to the inclusion of a partial period in 2011 following our acquisition of the segment on March 18, 2011.

Provision for Income Taxes (Benefit)

We recorded an income tax benefit of $114,176 for the three months ended March 31, 2012, compared to a provision for income taxes of $116,395 for the three months ended March 31, 2011.

As a result of operations recorded at the Baokai subsidiary and Wendeng subsidiaries located in China for the period ended March 31, 2012, we have recorded a net tax benefit of $114,176, or a 25% tax rate which is the statutory rate in China for all earnings. The profits generated in China are not available to be offset against net operating losses in the United States.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has generated a net operating loss from its U.S.-based operations of approximately $2,437,000 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the United States carried forward in future years.

Net loss

For the three months ended March 31, 2012, we incurred a net loss of ($602,601), compared to net income of $135,808 for the three months ended March 31, 2011.

The weighted average number of basic and fully diluted shares outstanding for the three months ended March 31, 2012 was 30,020,628, compared to 27,953,734 for the three months ended March 31, 2011. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended March 31, 2012, since their inclusion would be anti-dilutive due to our net loss per share. There were no warrants, convertible features or other dilutive equivalents that would have impacted our calculation of fully diluted shares for the three months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, we had cash on hand of $332,460.  Of this amount, $43,524 was on deposit with institutions located in the United States, $287,540 in China and $1,396 in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support our operations within the United States.  Our U.S.-based operations consist solely of a holding company that incurs expenses and has no revenue generating activities.  Proceeds generated from private placements of our common stock have been the sole source of funding for our U.S.-based operations. We believe our current cash position and ability to raise funds through the sale of new equity will be sufficient to fund our U.S. activities for the twelve months.

We expect to generate positive cash flow from Chinese operations over the next twelve months. We are seeking increased funding in the form of equity or debt in order to expand our Wendeng facility from 30,000 MT to 75,000 MT. We estimate that this expansion will cost approximately $15.0 million, of which we expect our minority equity partner to contribute $5.0 million. While we can provide no assurances, we believe we will be successful in raising these funds.

At March 31, 2012, we had a working capital deficit of $4,914,835. The deficit is primarily attributable to the related party payable of $5,519,788 due to the minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. Our Wendeng subsidiary minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $239,749 for the three months ended March 31, 2012, compared to net cash used in operating activities of $713,634 for the three months ended March 31, 2011. The decrease in 2012 compared to 2011 is attributable to a significant improvement in the net change in operating assets and liabilities offset by the realization of a net loss of ($602,601) compared to net income of $135,808 for the prior year period. More specifically, we generated a net cash improvement in the net cash used relative to our working capital assets and liabilities (defined here as accounts receivable, inventory and accounts payable) of $454,174 over the prior year period.

Net cash used in investing activities was $190,340 for the three months ended March 31, 2012, compared to cash provided by investing activities of $479,475 for the three months ended March 31, 2011. The net cash used in the current period is solely attributable to the purchase of $190,340 in capital assets to support our ongoing efforts to expand the capacity of our Wendeng production facility. During the three months ended March 31, 2011, we realized a net cash increase of $521,391 from our acquisition of our Wendeng segment, which was mostly funded with shares of our common stock. Capital expenditures in the prior year period totaled $41,916.

Net cash provided by financing activities was $89,123 for the three months ended March 31, 2012, compared to $549,176 for the three months ended March 31, 2011.  We received $45,000 in net proceeds from the issuance of new equity, compared to $162,000 in the prior year period. Additionally, we received $44,123 from our Wendeng subsidiary minority shareholder, compared to $387,176 in the prior year period. These funds were utilized towards the improvement and expansion of our Wendeng manufacturing facility.

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

At March 31, 2012, cash and cash equivalents totaling $287,540 were held in banks in China; a Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  At March 31, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended March 31, 2012 and December 31, 2011.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2012, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the transition period ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the transition period ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company accepted subscription agreements from investors and correspondingly sold 25,000 shares of its common stock pursuant to its current private placement offering, and received $50,000 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

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

SUNSI ENERGIES INC.

May 21, 2012	By:	/s/ David Natan
David Natan
Chief Executive Officer

May 21, 2012	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer