Form 10-Q
period 2012-06-30
SunSi Energies Inc.
filed 2012-08-20
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,794,543 common shares as of August 14, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011

F-4	Notes to Interim Unaudited Consolidated Financial Statements

SUNSI ENERGIES INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$356,029	$674,291
Accounts receivable, net	3,516,584	3,773,556
Notes receivable	78,700	559,325
Inventory, net	536,793	657,287
Prepaid expenses and other current assets	114,123	207,837
Total current assets	4,602,229	5,872,296
Investment in TransPacific Energy, Inc.	623,996	—
Property, plant and equipment	7,676,501	7,890,132
Goodwill	603,208	608,953
Intangible assets, net	2,825,480	3,142,997
Accounts receivable, net – non-current	324,363	—
Related party receivables – trade	571,644	489,595
Other assets	21,532	21,737
Total assets	$17,248,953	$18,025,710

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,507,373	$3,333,500
Accrued liabilities	429,695	373,802
Loans payable	129,600	—
Related party payables	5,608,575	5,665,245
Income taxes payable	519,850	886,050
Total current liabilities	10,195,093	10,258,597
Long-term debt	100,000	100,000
Total liabilities	10,295,093	10,358,597

Commitments and contingencies	—	—

Equity:
SunSi Energies Inc. stockholders' equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 75,000,000 shares authorized; and 30,412,234 and 30,005,628 shares
issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	30,412	30,006
Additional paid-in capital	9,589,072	8,855,271
Accumulated deficit	(4,782,127)	(3,701,526)
Accumulated other comprehensive income	229,477	280,024
Total SunSi Energies Inc. stockholders' equity	5,066,834	5,463,775
Noncontrolling interests	1,887,026	2,203,338
Total equity	6,953,860	7,667,113
Total liabilities and equity	$17,248,953	$18,025,710

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$526,590	$10,129,024	$1,034,217	$15,630,387
Cost of goods sold	513,219	8,304,477	988,544	13,291,393
Gross margin	13,371	1,824,547	45,673	2,338,994
Operating expenses:
Professional fees	148,014	317,892	289,724	409,597
General and administrative	823,282	1,217,596	1,428,401	1,388,135
Total operating expenses	971,296	1,535,488	1,718,125	1,797,732
Income (loss) from operations	(957,925)	289,059	(1,672,452)	541,262
Other income (expense)
Equity earnings (loss) from investment in TransPacfic Energy, Inc.	(1,211)	—	(1,211)	—
Interest expense, net	(2,518)	—	(4,768)	—
Total other income (expense)	(3,729)	—	(5,979)	—
Income (loss) before income taxes	(961,654)	289,059	(1,678,431)	541,262
Provision for income taxes (benefit)	(167,342)	231,955	(281,518)	348,350
Net income (loss)	(794,312)	57,104	(1,396,913)	192,912
Less: Net income (loss) attributable to noncontrolling interests	(178,244)	140,470	(316,312)	260,827
Net loss attributable to SunSi Energies Inc. common shareholders	$(616,068)	$(83,366)	$(1,080,601)	$(67,915)

Basic and diluted earnings (loss) per share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	30,115,174	29,570,104	30,067,901	29,032,783

Comprehensive income (loss):
Net income (loss)	$(794,312)	$57,104	$(1,396,913)	$192,912
Foreign currency translation adjustment	(59,310)	121,525	(50,547)	161,533
Comprehensive income (loss)	(853,622)	178,629	(1,447,460)	354,445
Comprehensive income (loss) attributable to noncontrolling interests	(178,244)	140,470	(316,312)	260,827
Comprehensive income (loss) attributable to SunSi Energies Inc.	(675,378)	38,159	(1,131,148)	93,618

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,396,913)	$192,912
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	619,247	366,302
Provision for doubtful account	389,874	—
Provision for excess or obsolete inventory	(21,090)	—
Equity earnings (loss) from investment in TransPacific Energy, Inc.	1,211	—
Common stock issued in exchange for services	24,000	114,192
Changes in operating assets and liabilities:
Accounts receivable	(493,392)	(816,264)
Notes receivable	477,769	(1,223,460)
Inventory	135,964	(1,372,764)
Prepaid expenses and other current assets	92,346	78,023
Related party receivables - trade	(112,110)	(211,087)
Other assets	—	154,891
Accounts payable	154,333	2,341,629
Accrued liabilities	149,459	(181,081)
Income taxes payable	(359,663)	34,803
Net cash used in operating activities	(338,965)	(521,904)

Cash flows from investing activities:
Cash consideration for acquisition of business	(150,000)	(445,075)
Cash acquired in acquisition of business	—	972,446
Purchase of property, plant and equipment	(190,017)	(344,774)
Purchase of intangible assets – land lease and use rights	—	(387,063)
Net cash provided by (used in) investing activities	(340,017)	(204,466

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	195,000	774,000
Proceeds from loans payable	129,600	—
Proceeds from related party payables	40,000	387,233
Net cash provided by financing activities	364,600	1,161,233

Effect of exchange rates on cash and cash equivalents	(3,880)	6,332
Net increase (decrease) in cash and cash equivalents	(318,262)	441,195
Cash and cash equivalents at beginning of period	674,291	576,286
Cash and cash equivalents at end of period	$356,029	$1,017,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,768	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Estimated beginning fair value of assets and liabilities received on consolidation:
Assets acquired	$—	$16,013,998
Liabilities assumed	$—	$(10,294,200)
Noncontrolling interests	$—	$(2,956,294)
Total net assets acquired	$—	$2,763,504
Identified intangible assets on acquisitions	$—	$3,093,070
Issuance of common stock related to acquisitions	$475,207	$5,354,109
Stock issued to reduce accounts payable	$40,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 2012
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

Prior to its December 8, 2010 acquisition of a 90% equity interest in Zibo Baokai Commerce and Trade Co., Ltd. (“Baokai”), SunSi was a Development Stage Company as defined by ASC Topic 915. Upon completion of this transaction, the Company emerged from development stage status and started generating revenues.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary SunSi Energies Hong Kong Limited (“SunSi HK”), SunSi HK's 90% owned subsidiary Baokai and SunSi HK's 60% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). All intercompany accounts have been eliminated in consolidation. As a result of the acquisitions of Baokai and Wendeng, the Company transitioned from a development stage company to planned operations. Consequently, the need to disclose certain historical data required as a development stage company and presented in prior company filings is no longer necessary.

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

As of June 30, 2012, $352,939 of the cash and cash equivalents were in banks in China; a Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At June 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivable.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and frequent communication, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Bad debts are written off when identified. The Company extends unsecured credit to substantially all of its customers in the normal course of business. In many cases, this is necessary to remain competitive in the marketplace in which the Company operates. Potential customers for the Company’s products are finite in nature, and typically are larger, well capitalized companies. The Company does not accrue interest on aged trade accounts receivable as it is not a customary practice in the jurisdictions in which the Company operates. Historically, losses from uncollectible accounts have not significantly deviated from the specific allowance estimated by management. This specific provisioning policy has not changed since establishment and the management considers that the aforementioned specific provisioning policy is adequate and does not expect to change this established policy in the near future.

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

The property, plant and equipment of the Company will be depreciated using the straight-line method according to the following estimated residual value and service life.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740,“Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05,“Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended June 30, 2012 and December 31, 2011.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260,“Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi (“RMB”) dollars and management has adopted ASC 830,“Foreign Currency Matters”. The RMB is not freely convertible into foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Gain or Loss

ASC 220,“Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2012, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Updates through ASU 2012-02 which contain technical corrections to existing guidance or affect specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at June 30, 2012 and December 31, 2011 were comprised of the following:

	June 30, 2012	December 31, 2011

Trade receivables	$4,254,465	$3,799,420
Allowance for doubtful accounts	(413,518)	(25,864)
Total	3,840,947	3,773,556
Less: Current portion	(3,516,584)	(3,773,556)
Accounts receivable, non-current	$324,363	$—

At December 31, 2011, the Company established an allowance for doubtful accounts by recording a bad debt expense of $23,163 related to its trade accounts receivable. During the six months ended June 30, 2012, the Company increased its provision by recording a bad debt expense of $389,874.

As of June 30, 2012, three customers accounted for approximately 10%, 38% and 49%, respectively, or approximately 97% of total accounts receivable. Additionally, one of these three customers accounted for 66% of the Company’s revenues for the six months ended June 30, 2012.

As of December 31, 2011, three customers accounted for approximately 11%, 22% and 65%, respectively, or approximately 98% of total accounts receivable.

5.	NOTES RECEIVABLE

Notes receivable at June 30, 2012 and December 31, 2011 were comprised of the following:

	June 30, 2012	December 31, 2011

Notes receivable	$78,700	$559,325

Total	$78,700	$559,325

Notes receivable represent negotiable commercial paper which can be utilized to acquire new goods or to satisfy invoices due third parties in China.

6.	INVENTORY

Inventory at June 30, 2012 and December 31, 2011 was comprised of the following:

	June 30, 2012	December 31, 2011

Raw materials	$185,457	$187,224
Finished goods	413,685	554,189
Allowance for excess or obsolete inventory	(62,349)	(84,126)

Total	$536,793	$657,287

At December 31, 2011, the Company established a provision for excess or obsolete inventory by recording a charge of $82,706 to cost of goods sold. The provision represented an adjustment from cost to the lower market value of trichlorosilane as determined by period sales. During the six months ended June 30, 2012, the Company recorded a decrease to its cost of goods sold of $21,090 and corresponding adjustment to its inventory allowance as the result of amounts realized from period sales.

During the three months ended March 2012, the Company received inventory (polysilicon) as payment in lieu of cash for transportation services rendered to a third party. The inventory was recorded as finished goods at its fair value of $126,898. The Company recorded the resulting income in general and administrative expenses as an offset to the related service expense incurred.

No other provisions for excess or obsolete inventory were made at June 30, 2012.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2012 and December 31, 2011 were comprised of the following:

	June 30, 2012	December 31, 2011

Advances to suppliers, net of allowance	$88,528	$46,632
Prepaid expenses	24,568	157,222
Other	1,027	3,983

Total	$114,123	$207,837

Advances made to suppliers are for the purchase of raw materials which are expected to be recovered in one year. At December 31, 2011, the Company established a provision for doubtful accounts by recording a bad debt expense of $9,314 related to its advances to suppliers. No additional bad debt expense was recorded during the six months ended June 30, 2012. Prepaid expenses and other assets represent normal course prepayments made by the Wendeng segment.

8.	INVESTMENT IN TRANSPACIFIC ENERGY, INC.

On May 10 and May 17, 2012, the Company entered into two share exchange agreements (the “Agreements”) with shareholders of TransPacific Energy, Inc. (“TPE”) to acquire an aggregate controlling equity interest in TPE.TransPacific Energy is a high tech corporation focused on renewable energy that designs, builds, owns, operates, sells and installs proprietary modular Organic Rankine Cycles utilizing multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy.

On June 14, 2012, the Company paid $150,000 in cash and issued 251,432 shares of its common stock, valued at approximately$475,207 or $1.89 per share, in exchange for 7,920,130 shares of TPE’s common stock in accordance with the terms of the Agreements. The investment represents approximately a 31% equity interest in the common stock of TPE.

The Company accounts for its investment in TransPacific Energy as prescribed in ASC 323, “Investment — Equity Method and Joint Venture”.  Accordingly, the Company adjusts the carrying amount of its investment in TPE to recognize its share of earnings or losses. As of June 30, 2012, the Company’s recorded investment in TPE was $623,966. During the six months ended June 30, 2012, the Company recorded an equity loss from its investment in TPE of $1,211.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and December 31, 2011 was comprised of the following:

			June 30, 2012			December 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,710,532	$(240,110)	$3,470,422	$3,745,873	$(145,042)	$3,600,831
Furniture and equipment	9,641	(1,771)	7,870	9,733	(773)	8,960
Machinery and equipment	3,838,833	(516,588)	3,322,245	3,875,396	(318,543)	3,556,853
Automotive equipment	318,608	(61,859)	256,749	172,375	(33,685)	138,690
Office equipment	12,205	(2,536)	9,669	11,558	(1,287)	10,271
Construction in Progress	609,546	—	609,546	574,527	—	574,527

Total	$8,499,365	$(822,864)	$7,676,501	$8,389,462	$(499,330)	$7,890,132

Depreciation expense for the six months ended June 30, 2012 and 2011 totaled $329,917 and $203,879, respectively.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

10.	BUSINESS COMBINATIONS

During the years ended December 31, 2011 and 2010, the Company completed acquisitions of equity interests in both Zibo Baokai Commerce and Trade Co., Ltd. and Wendeng He Xie Silicon Co., Ltd., respectively. These acquisitions were accounted for as business combinations under the acquisition method of accounting.

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

The following summarizes unpaid purchase consideration included in the accompanying Balance Sheet at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Purchase consideration related to the Baokai acquisition, unpaid and accrued	$163,647	$163,647

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

11.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at June 30, 2012 and December 31, 2011 was comprised of the following:

	June 30, 2012	December 31, 2011

Goodwill – Wendeng He Xie Silicon Co., Ltd	$583,183	$583,183
Foreign currency translation adjustments	20,025	25,770

Goodwill, net	$603,208	$608,953

Intangible assets at June 30, 2012 and December 31, 2011 were comprised of the following:

		June 30, 2012			December 31, 2011
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3.0	$1,586,675	$(683,152)	$903,523	$1,601,787	$(419,105)	$1,182,682
Land leasehold and use rights	50.0	1,972,033	(50,076)	1,921,957	1,990,816	(30,501)	1,960,315

Total		$3,558,708	$(733,228)	$2,825,480	$3,592,603	$(449,606)	$3,142,997

Amortization expense for intangible assets subject to amortization for the six months ended June 30, 2012 and 2011 totaled $289,330 and $162,423, respectively.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

12.	RELATED PARTY RECEIVABLES - TRADE

Related party receivables were comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Wendeng Huahai Chemical Co., Ltd.	$571,644	$489,595

Total	$571,644	$489,595

The amount represents trade receivables due from a related party; an entity in which a shareholder of the Company maintains an equity interest. The receivable is interest-free, unsecured and payable in accordance with the Company’s standard trade terms.

13.	OTHER ASSETS

Other assets were comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Deposit – Department of Extra budgetary Fund, Wendeng	$21,532	$21,737

Total	$21,532	$21,737

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Accounts payable	$3,507,373	$3,333,500
Accrued liabilities	429,695	373,802

Total	$3,937,068	$3,707,302

Accounts payable and accrued liabilities primarily represent trade payables of the Company’s Chinese operating subsidiaries.

15.	LOANS PAYABLE

Loans payable at June 30, 2012 and December 31, 2011 were comprised of the following:

	June 30, 2012	December 31, 2011

Loans payable	$129,600	$—

Total	$129,600	$—

On May 1, 2012, the Company executed a letter agreement with a third party lender whereby it could borrow up to $100,000 Canadian dollars if needed. All borrowings under the agreement are unsecured, bear interest at a rate of 10% annually and mature effective December 31, 2012. In May and June 2012, the Company received proceeds aggregating $79,600 from the lender under the agreement; all of which remained unpaid at June 30, 2012.

On June 12, 2012, the Company received loan proceeds totaling $50,000 from a demand note entered into with a third party lender. All borrowings on the note are unsecured, bear interest at a rate of 12% annually and are payable on demand.

16.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Advances from minority shareholder of noncontrolling interest (Wendeng)	$5,404,928	$5,501,598
Purchase consideration due minority shareholder of noncontrolling interest (Baokai)	163,647	163,647
Advances from officer	40,000	—

Total	$5,608,575	$5,665,245

The minority shareholder of the Company’s Wendeng subsidiary made a series of advances, both pre and post-acquisition, to fund capital expenditures and plant expansion. These advances were made on an interest-free basis, are unsecured and payable on demand. Additionally, an officer of SunSi made a series of advances to fund working capital. These advances were also made on an interest-free basis, are unsecured and payable on demand.

The amount due to the minority shareholder of its Baokai subsidiary represents unpaid purchase consideration from the Company’s December 8, 2010 acquisition (see “Note 10 – Business Combinations”). This amount bears no interest, is unsecured and payable on demand.

17.	INCOME TAXES

Income taxes payable were comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

United States income taxes payable	$—	$—
Foreign income taxes payable	519,850	886,050
Total	$519,850	$886,050

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $2,790,000 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

As a result of operations recorded at Baokai and Wendeng located in China, the Company recorded a net tax benefit of $281,518 for the six months ended June 30, 2012 based upon their estimated effective tax rates. Pursuant to the new PRC’s enterprise income tax (“EIT”) law, the Company is subject to EIT at the statutory rate of 25%. Income taxes in the statements of operations and comprehensive income (loss) represent current taxes for the periods ended June 30, 2012 and 2011. The effective income tax rate has no material difference with the PRC statutory income tax rate of 25% for the periods ended June 30, 2012 and 2011.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of June 30, 2012 and December 31, 2011, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

The tax years 2009 through 2011 remain open to examination by federal authorities and state jurisdictions where the Company operates.

18.	DEBT

Debt was comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

9% Unsecured, convertible debenture	$100,000	$100,000
Loan discount on unsecured, convertible debenture	—	—
Total debt	100,000	100,000
Less: Current portion	—	—
Long term debt	$100,000	$100,000

The following table summarizes the issuance of all unsecured, convertible debentures during the six month period ended June 30, 2012 and year ended December 31, 2011:

Issue Date	Interest Rate	Face Value	Maturity Date	Conversion Rate of Face Value to Common Shares
10/15/2011	9%	$100,000	10/15/2014	0.25
Total		$100,000

On October 15, 2011, the Company completed the private placement of an unsecured, convertible debenture in the amount of $100,000. The debenture carries an interest rate of 9% per annum, payable semiannually each April 15 and October 15, for a three-year term with a fixed conversion price of $4.00 per share, or 25,000 shares of the Company’s common stock.

No debt was issued prior to October 15, 2011.

19.	STOCKHOLDERS’ EQUITY

SunSi is authorized to issue 75,000,000 shares of common stock at a par value of $0.001 and had 30,412,234 and 30,005,628 shares of common stock issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

Beginning September 10, 2009, the Company conducted a private placement of its common stock at a price of $2.00 per share and a maximum issuance of 8,000,000 shares. The offer and sale of these securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D. As such, all common shares issued under this private placement are restricted and subject to a minimum six month holding period. During the year ended December 31, 2011, the Company accepted subscription agreements from investors pursuant to this offering and issued 917,500 shares of its common stock for gross proceeds totaling $1,875,000. The cost of these issuances was $187,500.

On September 5, 2011, the Company closed this offering and commenced a new offering of 3.0 million shares at $3.00 per share. In October 2011, the Company accepted a subscription agreement from an investor for 40,000 shares of its common stock pursuant to this new offering. At December 31, 2011, the Company had received $120,000 in gross proceeds and incurred issuance costs of $12,000 as a result of the offering. In February, 2012, the Company issued an additional 20,000 shares of its common stock to the investor as a result of the offering amendment described below.

In February 2012, the Company amended this offering by reducing the share price from $3.00 to $2.00 per share. Since the amendment, the Company accepted subscription agreements from investors and issued 25,000 shares of its common stock for gross proceeds totaling $50,000. The cost of these issuances was $5,000. Additionally, the Company accepted subscription agreements from two of its officers and issued 75,000 shares of its common stock for gross proceeds totaling $150,000. The purchase of these shares is consistent with the terms of the Company’s private placement described above. There was no cost associated with the officer issuances.

During the six month period ended June 30, 2012, the Company issued 20,000 shares of its common stock valued at $2.00 per share in lieu of cash to settle outstanding accounts payable aggregating $40,000. Furthermore, the Company issued 15,174 shares of its common stock valued at $24,000, or approximately $1.58 per share, to its three independent directors in accordance with their board compensation agreements.

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

On June 14, 2012, the Company exchanged 251,432 shares of its common stock in connection with its equity investment in TransPacific Energy, Inc. (see “Note 8 – Investment in TransPacific Energy, Inc”).

20.	COMMITMENTS

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

21.	SEGMENT INFORMATION

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

Segment Results

The following table sets forth operations by segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales:
Baokai	$527,052	$5,516,328	$762,011	$9,762,245
Wendeng	(462)	4,612,696	272,206	5,868,142
Corporate	—	—	—	—
Total	$526,590	$10,129,024	$1,034,217	$15,630,387
Cost of goods sold:
Baokai	$516,511	$5,385,315	$746,771	$9,545,379
Wendeng	(3,292)	2,919,162	241,773	3,746,014
Corporate	—	—	—	—
Total	$513,219	$8,304,477	$988,544	$13,291,393
Gross margin:
Baokai	$10,541	$131,013	$15,240	$216,866
Wendeng	2,830	1,693,534	30,433	2,122,128
Corporate	—	—	—	—
Total	$13,371	$1,824,547	$45,673	$2,338,994
Operating expenses:
Baokai	$110,836	$37,148	$110,836	$37,148
Wendeng	571,903	1,151,470	1,060,909	1,200,337
Corporate	288,557	346,870	546,380	560,247
Total	$971,296	$1,535,488	$1,718,125	$1,797,732
Other income (expense):
Baokai	$—	$—	$—	$—
Wendeng	—	—	—	—
Corporate	(3,729)	—	(5,979)	—
Total	$(3,729)	$—	$(5,979)	$—
Provision for income taxes:
Baokai	$(25,074)	$23,466	$(23,899)	$44,929
Wendeng	(142,268)	208,489	(257,619)	303,421
Corporate	—	—	—	—
Total	$(167,342)	$231,955	$(281,518)	$348,350
Net income (loss):
Baokai	$(75,221)	$70,399	$(71,697)	$134,789
Wendeng	(426,805)	333,575	(772,857)	618,370
Corporate	(292,286)	(346,870)	(552,359)	(560,247)
Total	$(794,312)	$57,104	$(1,396,913)	$192,912

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported. The negative sales amount reported by the Company’s Wendeng segment during the three month period ended June 30, 2012 is attributable to foreign currency translation adjustments as it did not record any sales during the period. Furthermore, the negative cost of goods sold amount reported by the Wendeng segment is as a result of an adjustment to its provision for excess or obsolete inventory offet in part by actual expenses realized.

Total Assets

The following table sets forth the total assets by segment at June 30, 2012 and December 31, 2011:

Total assets by segment:	June 30, 2012	December 31, 2011
Baokai	$1,606,468	$840,280
Wendeng	14,990,484	16,986,030
Corporate	652,001	199,400
Total	$17,248,953	$18,025,710

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill by segment at June 30, 2012 and December 31, 2011:

Goodwill by segment:	June 30, 2012	December 31, 2011
Baokai	$—	$—
Wendeng	603,208	608,953
Corporate	—	—
Total	$603,208	$608,953

The following table sets forth the carrying amount of intangible assets by segment at June 30, 2012 and December 31, 2011:

Intangible assets by segment:	June 30, 2012	December 31, 2011
Baokai	$—	$—
Wendeng	2,825,480	3,142,997
Corporate	—	—
Total	$2,825,480	$3,142,997

The following table sets forth the carrying amount of property, plant and equipment by segment at June 30, 2012 and December 31, 2011:

Property, plant and equipment by segment:	June 30, 2012	December 31, 2011
Baokai	$—	$—
Wendeng	7,676,501	7,890,132
Corporate	—	—
Total	$7,676,501	$7,890,132

Amortization expense for Wendeng totaled $289,330 for the six months ended June 30, 2012. Depreciation expense for Wendeng totaled $329,917 for the six months ended June 30, 2012. Capital expenditures for Wendeng totaled $190,017 during the six months ended June 30, 2012. Baokai did not record any depreciation or amortization expense, nor did it incur any capital expenditures during the six months ended June 30, 2012.

Customer information

For the six month period ended June 30, 2012, one customer accounted for 89% of Baokai's sales and one customer accounted for 100% of Wendeng’s sales.

For the six month period ended June 30, 2011, one customer accounted for approximately 99% of Baokai's sales. For the six month period ended June 30, 2011, three customers accounted for approximately 84% of Wendeng’s sales. Concentration levels for these three customers were 13%, 34% and 37% of Wendeng’s total sales. No other customer accounted for more than 10% of either segment’s revenue for six months ended June 30, 2012.

At June 30, 2012, one customer accounted for approximately 95% of Baokai’s accounts receivable. At June 30, 2012, two customers accounted for approximately 99% of Wendeng’s accounts receivable. Concentration levels for these two customers were 17% and 82% of Wendeng’s total trade receivables. No other single customer accounted for 10% or more of either segment’s trade accounts receivable at June 30, 2012.

Geographic Information

All of the Company’s long-lived assets are located in the People’s Republic of China. During the six months ended June 30, 2012 and 2011, all of the Company’s sales as determined by shipping destination were located within the People’s Republic of China.

22.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations. The Company contributed $11,710 for the six month period ended June 30, 2012.

23.	SUBSEQUENT EVENTS

Since June 30, 2012, the Company has accepted various subscription agreements for 550,000 shares of its common stock from investors under its private placement and received $1,100,000 in gross proceeds. The Company has not yet issued 210,000 of these shares.

On July 5, 2012, the Company repaid the principal amount totaling $50,000 on its demand note payable (see “Note 15 – Loans Payable”).

In July and August 2012, the Company increased its investment in TPE to approximately 51% (a controlling interest) by investing an additional $370,000 in cash and exchanging 218,318 shares of its common stock valued at approximately $490,018 pursuant to the terms of the acquisition agreement (see “Note. 8 – Investment in TransPacific Energy, Inc.”). The Company has not yet issued 189,447 of these shares.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; increasingly competitive environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects; changing alternative energy technologies; the price of TCS sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; the level of production by the Wendeng factory; Baokai's success in attaining new clients under its TCS distribution agreement; the decision by potential investors who have signed subscription agreements not to pay for such SunSi common shares; the decision by the NASDAQ Capital Market to reject the Company's application for listing; our ability to successfully manage a business in China; the re-opening of our Wendeng facility; that Wendeng is one of the lowest cost producers of TCS and that we will emerge as one of the strongest TCS manufacturers in late 2012; and that Wendeng is one of the few remaining stand-alone TCS makers that can still produce TCS at current market pricing levels. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

SunSi Energies is a company whose products focus on the energy industry as well related synergistic products.SunSi is also a significant producer of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for PV panels that convert sunlight to electricity. TCS is considered to be the first product in the solar PV value chain before polysilicon, and is also the principal source of ultrapure silicon in the semiconductor industry. SunSi currently owns 45% of TransPacific Energy, Inc. (“TPE”), a U.S. based renewable energy technology provider, and expects to acquire controlling interest by late August 2012. TPE’s technology uses proprietary multiple component fluids that are environmentally sound, non-toxic and non-flammable. Custom formulated mixtures efficiently capture and convert heat directly from the heat source at temperatures ranging from 100 °F to 1000 °F. TPE’s technology offers applications at broader temperature ranges than other energy recovery systems. TPE’s systems in certain applications reduce operating and maintenance costs and significantly improves return on capital expenditures; thus making the purchase of waste heat recovery systems that previously yielded nominal savings, economically viable.

Acquisition of Zibo BaokaiCommerce and Trade Co. Ltd.

On December 8, 2010, SunSi Energies Hong Kong Limited (“SunSi HK”) acquired 90% of Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”) for $263,647, an acquisition which gave us the exclusive domestic and international distribution rights to 100% of the production of trichlorosilane from Zibo BaoyunChemical Plant (“ZBC”); however, we did not acquire any interest or ownership position in the ZBC factory. ZBC has an annual production capacity of 25,000 metric tons (“MT”).

As part of the Baokai distribution rights, ZBC agreed to sell Baokai all of its TCS production at a price of cost, plus a 10% to 15% mark-up depending on the nature of the sale. By mutual agreement with ZBC, Baokaiwill earn a profit margin of 2% on these sales because the sales came from existing customers of ZBC and from the efforts of the ZBC sales force.

Baokai has one client which comprised approximately 97% of their sales for the six month period ended June 30, 2012. The facility is easily accessible via rail and major highways, in addition to being well equipped for handling chemical products. We believe we can expand Baokai’s client base in the future, although there can be no assurances.

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

As of March 18, 2011, Wendeng had a production capacity of approximately 20,000 MT tons of Trichlorosilane. As a result of closing the Wendeng Acquisition, SunSi began to immediately consolidate all of Wendeng’s revenues, and 60% of its profits. In October 2011, we expanded Wendeng’s production capacity to 30,000 MT.

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

TCS Market and our Future Strategy

During calendar year 2011, the world polysilicon prices decreased approximately 60% as the top five producers more than doubled output, according to data compiled by Bloomberg News. Polysilicon sold for as much as $400 per kilogram (“kg”) approximately four years ago and as recently as August 2011 was selling for $55 per kg. For the week ended August 8, 2012, the polysilicon spot price averaged approximately $21.00 per kg. As a result of historically low prices for polysilicon in November and December of 2011, about 90 percent of China’s polysilicon plants, comprising half of the country’s production suspended output in November and December according to the China Nonferrous Metals Industrial Association, which acts as a conduit between industry and government. This oversupply situation has continued throughout 2012 with an estimated 50-80% of China’s polysilicon capacity currently idle.

Since November 2011, the low price of polysilicon coupled with the significant oversupply of polysiliconhas had a material adverse impact on the price that we could sell TCS for and the level of plant utilization at Wendeng and our exclusive supplier to Baokai, ZBC. This has negatively impacted our revenues and results of operations. Due to the current polysilicon oversupply situation we believe that an industry consolidation is occurring where we will emerge as one of the strongest entities and lowest cost producers. The ZBC facility which supplies TCS for Baokai has been open for portions of 2012. Our Wendeng facility has been closed since December 2011. We had expected Wendeng to open in 2012; however, the ongoing low pricing of polysilicon and the dumping of polysilicon inventories below cost by many polysilicon companies in order to generate cash flow has resulted in low price bids from our customers to supply them TCS at levels which would not enable us to operate profitably. Currently during the shutdown period, the Baokai distribution segment is at a breakeven level because we are not incurring any significant marketing or business development expenses directly associated with Baokai operations.

During 2012, our cash operating losses at Wendeng were approximately $20,000per month. These losses are significantly less than the loss we would have incurred by producing TCS and selling it at the market price during 2012. Therefore, our operating losses were lower by staying closed rather than manufacturing TCS at a significantly higher loss.

Our Wendeng facility has sold some of its existing inventory during 2012 at a loss; however, it has not manufactured any TCS during 2012. In early August 2012, Wendeng received a firm order to produce 1000 MT of TCS at price of approximately $635 per MT. This price will enable Wendeng to manufacture at a cash profit. Wendeng has signed a firm commitment with the buyer of this TCS and is contractually required to deliver it at the agreed upon price. As a result, Wendeng has recalled its employees and is preparing to open the factory at the end of August or in early September 2012. Additionally, as a result of this order Wendeng will produce an additional 500 metric tons of TCS during September 2012 to fill a small backlog of existing orders from small clients. Wendeng management believes it can maintain sales of 1,500 MT per month for the immediate future because it believes the current buyer of the 1,000 MT will purchase this quantity each month for the immediate future. We believe that Wendeng is one of the few remaining TCS producers in China that can produce TCS at these price levels and make a cash profit (excluding depreciation expense on equipment) on TCS production. There can be no assurances that Wendeng can maintain these levels of sales in subsequent months or that the price of polysilicon will not continue to fall.

Acquisition of TransPacific Energy, Inc.

On May 10 and May 17, 2012, we entered into two share exchange agreements with shareholders of TransPacific Energy, Inc. (“TPE”), respectively, to purchase an aggregate controlling equity interest in TPE.

TPE is a high tech corporationfocused on renewable energy that designs, builds, owns, operates, sells and installs proprietary modular Organic Rankine Cycles(“ORC”) utilizing multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy. TPE technology can also be utilized as an alternative to cooling towers, steam condensers and use heat released to efficiently generate electricity with air cooled or water cooled condensers. TPE converts waste heat into clean electricity using multi component fluids environmentally sound non-toxic, non-flammable, in contrast to the typical Organic Rankine Cycle that uses binary cycles and organic fluids such as pentane, isobutene, butane, propane and ammonia instead of water. Other applications include solar, geothermal energy as well as warm ocean waters.

Potential applications include any process that generates waste heat/flue gas such as industrial smokestacks, landfills, geothermal, solar, landfills, garbage incinerators, warm ocean waters and many other applications. For example, TPE is now bidding on an ORC application/TPE fluids for a huge data room in China where computers throw off heat and want to re-cycle it into clean electricity at a lower cost than can be purchased from the utility/grid.

According to the International Energy Agency (“IEA”) electricity demand is expected to double by 2030 and by then $11 trillion is expected to be spent worldwide on energy infrastructure; with there newable energy segment that TPE operates in, expected to be a $500 billion component by 2017.

The first share exchange agreement was entered into between SunSi, TPE and its shareholders ABH Holdings, LLC, Acme Energy, Inc., and Apela Holdings LLC, pursuant to which SunSi agreed to purchase from such shareholders 11,667,101 shares of the total 31,543,336 outstanding shares of TPE. The TPE shares being sold to SunSi are valued at $0.06 per share and the SunSi consideration for such TPE shares shall be shares of SunSi common stock valued at the price equal to the 30 day weighted-average closing trading price of SunSi’s common stock as quoted on the OTCQB or NASDAQ immediately prior to the respective closing date. The first closing was scheduled to occur at such time SunSi purchased from TPE an additional $150,000 in the common stock of TPE, payable in cash, which had to occur prior to June 15, 2012, and thereafter, there may occur a subsequent closing at each time SunSi purchases an additional $100,000 of TPE common stock, until a final closing at such time as SunSi has purchased a total of $500,000 of TPE common stock, which must occur prior to September 30, 2012. All purchases of TPE common stock there under are priced at $0.06 per share.

The second share exchange agreement was entered into between SunSi and Soffimat Holdings SA, a shareholder of TPE, pursuant to which SunSi shall purchase from such shareholder 4,420,000 shares of TPE common stock. This transaction was scheduled to occur before June 15, 2012.

As of June 30, 2012 the Company was in compliance with all terms of each agreement and had paid TPE $150,000 and had exchanged 251,432 of its shares valued at $1.89 per share in return for approximately a 31% interest in TPE. Subsequent to June 30, 2012, the Company increased its ownership percentage to approximately 45% and expects to gain controlling interest (over 50%) in August 2012.

Results of Operations for the three and six months ended June 30, 2012 and 2011

In December 2010 and March 2011, we completed the acquisitions of our Baokai and Wendeng subsidiaries, respectively. As a result, we emerged from Development Stage Company as defined by ASC Topic 915 and began to generate revenue from our operations. Comparisons between the three and six months ended June 30, 2012 and 2011 may not be indicative of current trends.

Segment Results

The following table sets forth operations by segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales:
Baokai	$527,052	$5,516,328	$762,011	$9,762,245
Wendeng	(462)	4,612,696	272,206	5,868,142
Corporate	—	—	—	—
Total	$526,590	$10,129,024	$1,034,217	$15,630,387
Cost of goods sold:
Baokai	$516,511	$5,385,315	$746,771	$9,545,379
Wendeng	(3,292)	2,919,162	241,773	3,746,014
Corporate	—	—	—	—
Total	$513,219	$8,304,477	$988,544	$13,291,393
Gross margin:
Baokai	$10,541	$131,013	$15,240	$216,866
Wendeng	2,830	1,693,534	30,433	2,122,128
Corporate	—	—	—	—
Total	$13,371	$1,824,547	$45,673	$2,338,994
Operating expenses:
Baokai	$110,836	$37,148	$110,836	$37,148
Wendeng	571,903	1,151,470	1,060,909	1,200,337
Corporate	288,557	346,870	546,380	560,247
Total	$971,296	$1,535,488	$1,718,125	$1,797,732
Other income (expense):
Baokai	$—	$—	$—	$—
Wendeng	—	—	—	—
Corporate	(3,729)	—	(5,979)	—
Total	$(3,729)	$—	$(5,979)	$—
Provision for income taxes:
Baokai	$(25,074)	$23,466	$(23,899)	$44,929
Wendeng	(142,268)	208,489	(257,619)	303,421
Corporate	—	—	—	—
Total	$(167,342)	$231,955	$(281,518)	$348,350
Net income (loss):
Baokai	$(75,221)	$70,399	$(71,697)	$134,789
Wendeng	(426,805)	333,575	(772,857)	618,370
Corporate	(292,286)	(346,870)	(552,359)	(560,247)
Total	$(794,312)	$57,104	$(1,396,913)	$192,912

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported. The negative sales amount reported by our Wendeng segment during the three month period ended June 30, 2012 is attributable to foreign currency translation adjustments as it did not record any sales during the period. Furthermore, the negative cost of goods sold amount reported by the Wendeng segment is as a result of an adjustment to its provision for excess or obsolete inventory offet in part by actual expenses realized.

Revenue

Sales for the three months ended June 30, 2012 totaled $526,590, compared to $10,129,024 for the three months ended June 30, 2011. Sales for the three months ended June 30, 2012 and 2011 were comprised of $527,052 and $5,516,328, respectively, from our Baokai segment and ($462) and $4,612,696, respectively, from our Wendeng segment. The negative sales amount reported by our Wendeng segment during the three month period ended June 30, 2012 is attributable to foreign currency translation adjustments as it did not record any sales during the period. All sales during these periods were recorded within China.

Sales for the six months ended June 30, 2012 totaled $1,034,217, compared to $15,630,387 for the six months ended June 30, 2011. Sales for the six months ended June 30, 2012 and 2011 were comprised of $762,011 and $9,762,245, respectively, from our Baokai segment and $272,206 and $5,868,142, respectively, from our Wendeng segment. All sales during these periods were recorded within China.

The price of TCS in China is typically based on short-term contracts and spot prices; enabling both the buyer and the seller to adapt to changing market conditions. During 2011, the price of TCS ranged from a high of approximately $1,600 per metric ton to a low of approximately $635 per metric ton. This decline in TCS pricingwas consistent with the decrease in the price of polysilicon, which fell approximately 50%-60% from January 2011. Furthermore, a global oversupply of polysilicon has continued to materially reduce both the price and demand for TCS since the fourth quarter 2011. These factors have adversely impacted our Chinese subsidiaries’ operating results.

As of August 2012, the spot price of TCS in China was approximately $635 per metric ton.In early August 2012, Wendeng received a firm order to produce 1000 MT of TCS at price of approximately $635 per MT. This price will enable Wendeng to manufacture at a cash profit. Wendeng has signed a firm commitment with the buyer of this TCS and is contractually required to deliver it at the agreed upon price. Wendeng’s management believes it can maintain sales of 1,500 MT per month for the immediate future because it believes the current buyer of the 1,000 MT will purchase this quantity each month for the immediate future. There can be no assurances that Wendeng can maintain these levels of sales in subsequent months.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margin by sales.

Gross margin for the three months ended June 30, 2012 was $13,371, compared to $1,824,547 for the three months ended June 30, 2011. Gross margin percentage for the three months ended June 30, 2012 was 2.5%, compared to 18.0% for the three months ended June 30, 2011.

Gross margin for the six months ended June 30, 2012 was $45,673, compared to $2,338,994 for the six months ended June 30, 2011. Gross margin percentage for the six months ended June 30, 2012 was 4.4%, compared to 15.0% for the six months ended June 30, 2011.

The decrease in gross margin is primarily attributable to the decreased level of sales and sales prices realized compared to the prior year periods. Our gross margin and gross margin percentage continue to be adversely impacted by the low price levels and demand for polysilicon.

For the three months ended June 30, 2012, we realized a gross margin percentage of 2.0% at our Baokai segment, compared to a gross margin percentage of 2.4% in the prior year period. For the six months ended June 30, 2012, we realized a gross margin percentage of 2.0% at our Baokai segment, compared to a gross margin percentage of 2.2% in the prior year period. Our margins are currently fixed at 2% on sales recorded at our Baokai segment.We are a distributor of TCS produced by Zibo Baoyun Chemical Factory. Our purchase price is fixed to the percentage of the selling price; therefore, our gross margin percentage is not affected by market price fluctuations. We have the opportunity to realize greater margin percentages, potentially up to 10-15%, at our Baokai segment if we introduce new customers to ZBC. There can be no assurances that we will be successful in generating new customers or realizing these higher margin opportunities.

For the three months ended June 30, 2012, we realized an effective gross margin percentage of 0% at our Wendeng segment as the result of no period sales, compared to a gross margin percentage of 36.7% in the prior year period. For the six months ended June 30, 2012, we realized a gross margin percentage of 11.8% at our Wendeng segment, compared to a gross margin percentage of 36.1% in the prior year period. The decrease in gross margin and gross margin percentage at our Wendeng segment is directly attributable to the decline in the segment’s product sales and sale prices as described above.

Professional Fees

Professional fees totaled $148,014 for the three months ended June 30, 2012, compared to $317,892 for the three months ended June 30, 2011. Professional fees totaled $289,724 for the six months ended June 30, 2012, compared to $409,597 for the six months ended June 30, 2011.

Professional fees consist of legal, accounting and other consulting or service provider fees. Most of our professional services are attributable to our status as a publicly traded company. The decrease in our professional fees when compared to the prior year periods are largely attributable to the increased audit accounting review and compliance services related to the acquisitions of our Chinese subsidiaries in late 2010 and early 2011, which were paid during 2011.

General and Administrative Expenses

General and administrative (“G&A”) expenses totaled $823,282 for the three months ended June 30, 2012, compared to $1,217,596 for the three months ended June 30, 2011. G&A expenses totaled $1,428,401 for the six months ended June 30, 2012, compared to $1,388,135 for the six months ended June 30, 2011.

The primary components of our G&A expenses include salaries and benefits not directly associated with our manufacturing processes, depreciation on non-production capital assets, amortization, facility costs and maintenance, investor relations activities and various administrative and office expenses. The decrease in our G&A expenses for the three months ended June 30, 2012 when compared to the prior year period is largely attributable to the temporary closure of our Wendeng facility as described above. This is offset in part by an increased provision for doubtful accounts of $389,874 recorded in the second quarter 2012. Our G&A expenses for the six months ended June 30, 2012 increased approximately 3% over the prior year period. The increase is the result of the inclusion of a full six months of operating results from our Wendeng segment in 2012, compared to that of a partial period in 2011 following our acquisition of the segment on March 18, 2011. This is offset in part by the temporary closure of our Wendeng facility as described above.

Provision for Income Taxes (Benefit)

We recorded an income tax benefit of ($167,342) for the three months ended June 30, 2012, compared to a provision for income taxes of $231,955 for the three months ended June 30, 2011. We recorded an income tax benefit of ($281,518) for the six months ended June 30, 2012, compared to a provision for income taxes of $348,350 for the six months ended June 30, 2011.

These provisions for income taxes or income tax benefits are recorded as a result of the operations realized at our Chinese subsidiaries for each of the periods ended June 30, 2012 and 2011.They are recorded at a 25% tax rate, which is the statutory rate in China for all earnings. Any profits generated in China are not available to be offset against net operating losses in the United States.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has generated a net operating loss from its U.S.-based operations of approximately $2,790,000 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the United States carried forward in future years.

Net loss

For the three months ended June 30, 2012, we incurred a net loss of ($794,312), compared to net income of $57,104 for the three months ended June 30, 2011. For the six months ended June 30, 2012, we incurred a net loss of ($1,396,913), compared to net income of $192,912 for the six months ended June 30, 2011.

The weighted average number of basic and fully diluted shares outstanding for the three months ended June 30, 2012 was 30,115,174, compared to 29,570,104 for the three months ended June 30, 2011. The weighted average number of basic and fully diluted shares outstanding for the six months ended June 30, 2012 was 30,067,901, compared to 29,032,783 for the six months ended June 30, 2011.

There are no dilutive equivalents included in our calculation of fully diluted shares for the three and six months ended June 30, 2012, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At June 30, 2012, we had cash on hand of $356,029. Of this amount, $3,090 was on deposit with institutions located in the United States, $352,592 in China and $347 in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support our operations within the United States. Our U.S.-based operations consist solely of a holding company that incurs expenses and has no revenue generating activities. Proceeds generated from private placements of our common stock and loans have been the primary sources of funding for our U.S.-based operations. We believe our current cash position and ability to raise funds through the sale of new equity will be sufficient to fund our U.S. activities for the next twelve months. Furthermore, we expect to generate positive cash flow from our Chinese operations over the next twelve months.

At June 30, 2012, we had a working capital deficit of $5,592,864. The deficit is primarily attributable to the related party payable of $5,404,928 due to the minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. Our Wendeng subsidiary minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $338,965 for the six months ended June 30, 2012, compared to net cash used in operating activities of $521,904 for the six months ended June 30, 2011. The decrease in 2012 compared to 2011 is attributable to a significant improvement in the net change in operating assets and liabilities (defined here as accounts receivable, inventory and accounts payable) over the prior year period; offset by an increase in thenet loss of ($1,396,913) compared to net income of $192,912 for the prior year period, and an increase in non-cash depreciation and amortization expense to $619,247 included in the 2012 operating loss, compared to $366,302 included in 2011 net income.

Net cash used in investing activities was $340,017 for the six months ended June 30, 2012, compared to net cash used in investing activities of $204,466 for the six months ended June 30, 2011. The net cash used in the current period is attributable to the purchase of $190,017 in capital assets to support our ongoing efforts to expand the capacity of our Wendeng production facility and $150,000 to acquire common stock in TransPacific Energy, Inc. (see “Acquisition of TransPacific Energy, Inc.” above). During the six months ended June 30, 2011, we realized a net cash increase of $527,371 from our acquisition of Wendeng, which was mostly funded with shares of our common stock. Capital expenditures in the prior year period totaled $344,744 for property, plant and equipment and $387,063 for intangible assets (land use rights).

Net cash provided by financing activities was $364,600 for the six months ended June 30, 2012, compared to $1,161,233 for the six months ended June 30, 2011. We received $195,000 in net proceeds from the issuance of new equity, compared to $774,000 in the prior year period. Additionally, we received $129,600 in short term loan proceeds and a $40,000 advance from an officer to help fund our corporate expenditures. In the prior year, we received $387,233 from our Wendeng subsidiary minority shareholder. These funds were utilized towards the improvement and expansion of our Wendeng manufacturing facility.

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

At June 30, 2012, cash and cash equivalents totaling $352,939 were held in banks in China; a Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At June 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivable.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and frequent communication, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Bad debts are written off when identified. The Company extends unsecured credit to substantially all of its customers in the normal course of business. In many cases, this is necessary to remain competitive in the marketplace in which the Company operates. Potential customers for the Company’s products are finite in nature, and typically are larger, well capitalized companies. The Company does not accrue interest on aged trade accounts receivable as it is not a customary practice in the jurisdictions in which the Company operates. Historically, losses from uncollectible accounts have not significantly deviated from the specific allowance estimated by management. This specific provisioning policy has not changed since establishment and the management considers that the aforementioned specific provisioning policy is adequate and does not expect to change this established policy in the near future.

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

The property, plant and equipment of the Company will be depreciated using the straight-line method according to the following estimated residual value and service life.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740,“Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05,“Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended June 30, 2012 and December 31, 2011.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260,“Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi (“RMB”) dollars and management has adopted ASC 830,“Foreign Currency Matters”. The RMB is not freely convertible into foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Gain or Loss

ASC 220,“Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2012, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, the Company accepted subscription agreements from investors and correspondingly sold 75,000 shares of its common stock pursuant to its current private placement offering, and received $150,000 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

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

SUNSI ENERGIES INC.

August 20, 2012	By:	/s/ David Natan
David Natan
Chief Executive Officer

August 20, 2012	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer