Form 10-Q
period 2012-09-30
SunSi Energies Inc.
filed 2012-11-14
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,950,565 common shares as of November 12, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011

F-4	Notes to Interim Unaudited Consolidated Financial Statements

SUNSI ENERGIES INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$698,117	$674,291
Accounts receivable, net	3,458,205	3,773,556
Notes receivable	79,550	559,325
Inventory, net	414,972	657,287
Prepaid expenses and other current assets	306,807	207,837
Total current assets	4,957,651	5,872,296
Property, plant and equipment	7,610,479	7,890,132
Goodwill	2,093,878	608,953
Intangible assets, net	3,479,190	3,142,997
Accounts receivable, net – non-current	296,046	—
Related party receivables – trade	469,113	489,595
Other assets	21,764	21,737
Total assets	$18,928,121	$18,025,710

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,130,953	$3,333,500
Accrued liabilities	749,730	373,802
Loans payable	18,100	—
Related party payables	5,654,726	5,665,245
Income taxes payable	424,214	886,050
Total current liabilities	9,977,723	10,258,597
Long-term debt – convertible	100,000	100,000
Total liabilities	10,077,723	10,358,597

Commitments and contingencies	—	—

Equity:
SunSi Energies Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares
issued and outstanding (1)	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; and 15,849,737 and 15,002,814 shares
issued and outstanding as of September 30, 2012 and December 31, 2011, respectively (1)	15,850	15,003
Additional paid-in capital	12,188,153	8,870,274
Accumulated deficit	(5,422,514)	(3,701,526)
Accumulated other comprehensive income	300,585	280,024
Total SunSi Energies Inc. stockholders' equity	7,082,074	5,463,775
Noncontrolling interests	1,768,324	2,203,338
Total equity	8,850,398	7,667,113
Total liabilities and equity	$18,928,121	$18,025,710

(1)
All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated as of September 30, 2012 to reflect the Company’s one-for-two reverse common stock split effective October 9, 2012, as described in Note 18 — Stockholders’ Equity to these consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$225,697	$10,265,447	$1,259,914	$25,895,834
Cost of goods sold	217,531	8,387,221	1,206,075	21,678,614
Gross margin	8,166	1,878,226	53,839	4,217,220
Operating expenses:
Professional fees	151,424	280,963	441,148	690,560
General and administrative	703,640	1,344,116	2,132,041	2,732,251
Total operating expenses	855,064	1,625,079	2,573,189	3,422,811
Income (loss) from operations	(846,898)	253,147	(2,519,350)	794,409
Other income (expense)
Equity earnings (loss) from investment in TransPacfic Energy, Inc.	(4,587)	—	(5,798)	—
Interest expense, net	(4,487)	—	(9,255)	—
Total other income (expense)	(9,074)	—	(15,053)	—
Income (loss) before income taxes	(855,972)	253,147	(2,534,403)	794,409
Provision for income taxes (benefit)	(101,553)	53,427	(383,071)	401,777
Net income (loss)	(754,419)	199,720	(2,151,332)	392,632
Less: Net income (loss) attributable to noncontrolling interests	(114,032)	167,895	(430,344)	428,722
Net loss attributable to SunSi Energies Inc. common shareholders	$(640,387)	$31,825	$(1,720,988)	$(36,090)

Basic and diluted earnings (loss) per share (1)	$(0.04)	$0.00	$(0.11)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted (1)	15,572,388	14,916,428	15,194,903	14,632,164

Comprehensive income (loss):
Net income (loss)	$(754,419)	$199,720	$(2,151,332)	$392,632
Foreign currency translation adjustment	71,108	137,265	20,561	298,798
Comprehensive income (loss)	(683,311)	336,985	(2,130,771)	691,430
Comprehensive income (loss) attributable to noncontrolling interests	(114,032)	167,895	(430,344)	428,722
Comprehensive income (loss) attributable to SunSi Energies Inc.	(569,279)	169,090	(1,700,427)	262,708

(1)
All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated as of September 30, 2012 to reflect the Company’s one-for-two reverse common stock split effective October 9, 2012, as described in Note 18 — Stockholders’ Equity to these consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(2,151,332)	$392,632
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	941,567	585,956
Provision for doubtful account	418,738	—
Provision for excess or obsolete inventory	(21,057)	—
Equity (earnings) loss from investment in TransPacific Energy, Inc.	5,798	—
Common stock issued in exchange for services	56,000	159,792
Changes in operating assets and liabilities:
Accounts receivable	(394,837)	(926,501)
Notes receivable	477,024	(327,001)
Inventory	262,453	(1,328,363)
Prepaid expenses and other current assets	(98,554)	34,969
Related party receivables - trade	20,949	(39,019)
Other assets	—	134,828
Accounts payable	(268,954)	2,287,124
Accrued liabilities	27,435	(538,266)
Income taxes payable	(459,624)	(1,318,441)
Net cash used in operating activities	(1,184,394)	(882,290)

Cash flows from investing activities:
Cash consideration for acquisition of business	(520,000)	(445,075)
Cash acquired in acquisition of business	442,629	978,669
Purchase of property, plant and equipment	(209,373)	(535,077)
Purchase of intangible assets – land lease and use rights	—	(351,460)
Net cash provided by (used in) investing activities	(286,744)	(352,943)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,477,500	1,579,500
Proceeds from loans payable	129,600	—
Repayments of loans payable	(111,500)	—
Proceeds from (repayments of) related party payables	518	(159,002)
Net cash provided by financing activities	1,496,118	1,420,498

Effect of exchange rates on cash and cash equivalents	(1,154)	7,027
Net increase (decrease) in cash and cash equivalents	23,826	192,292
Cash and cash equivalents at beginning of period	674,291	576,286
Cash and cash equivalents at end of period	$698,117	$768,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,305	$—
Cash paid for income taxes	$—	$423,601

Supplemental disclosure of non-cash investing and financing activities:
Estimated beginning fair value of assets and liabilities received on consolidation:
Assets acquired	$442,629	$16,013,998
Liabilities assumed	$(452,026)	$(10,294,200)
Noncontrolling interests	$4,670	$(2,956,294)
Total net assets (liabilities) acquired	$(4,727)	$2,763,504
Identified intangible assets on acquisitions	$—	$3,093,070
Issuance of common stock related to acquisitions	$965,226	$5,354,109
Common stock issued to reduce accounts payable	$40,000	$—
Common stock issued to acquire distribution rights	$780,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

SUNSI ENERGIES INC.
Notes to Interim Unaudited Consolidated Financial Statements
September 30, 2012
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

On January 30, 2007, SunSi Energies Inc. (the “Company” or “SunSi”) was incorporated in the State of Nevada. The Company is an international manufacturer, distributor and licensee of alternative energy products and solutions. Through its subsidiaries, SunSi designs and installs proprietary heat-to-electricity conversion modules; distributes commercial light emitting diode (“LED”) products in the United States, Canada and Mexico of an unaffiliated manufacturer based in the People’s Republic of China (“China”); and manufactures and distributes trichlorosilane (“TCS”), a chemical compound required for the production of polysilicon that is utilized in approximately 75% of the solar panels manufactured in the world today.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited (“SunSi HK”) and SunSi USA (“SunSi USA”); the Company’s 50.3% owned subsidiary TransPacific Energy, Inc. (“TPE”); SunSi HK's 90% owned subsidiary Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”); and SunSi HK's 60% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). All intercompany accounts have been eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2011 as filed in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated as of September 30, 2012 to reflect the Company’s one-for-two reverse capital stock split effective October 9, 2012, as described in Note 18 — Stockholders’ Equity to these consolidated financial statements.

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

The Company believes that the following critical accounting policies govern its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Financial Instruments

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits held in the United States, Hong Kong and China. The carrying amount of cash and cash equivalents approximates fair value.

As of September 30, 2012, $231,902 of the cash and cash equivalents were in banks in China; a Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in China are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At September 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and China, which management believes are of high credit quality.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivable.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the aging and collectability of its trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Generally, the Company records a provision for bad debts equivalent to ten percent of the balance of its trade receivables outstanding for more than ninety days from their date of invoice. Trade receivables outstanding for more than one year from their date of invoice are reserved in full, unless the customer is actively making payments or has entered into a payment agreement with the Company. In such cases, the Company maintains its provision for bad debts at the ten percent level.

Furthermore, the Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and frequent communication, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be recorded.

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

Intangible assets – land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of 50 years. The lease term is obtained from the relevant Chinese land authority.

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

Stock Purchase Warrants

The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended September 30, 2012 and December 31, 2011.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Revenue from the sales of the Company’s products represents the invoiced value of goods, net of the value-added tax (“VAT”). All of the Company’s products that are sold in China are subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw and other materials that are included in the cost of producing the Company’s finished products.

Advertising expenses

Advertising costs are expensed as incurred.

Shipping and handling costs

All shipping and handling costs are included in cost of goods sold.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi (“RMB”) and management has adopted ASC 830, “Foreign Currency Matters”. The RMB is not freely convertible into foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Gain or Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2012, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Updates through ASU 2012-07 that contain technical corrections to existing guidance or affect specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2012 and December 31, 2011 were comprised of the following:

	September 30, 2012	December 31, 2011

Trade receivables	$4,201,921	$3,799,420
Allowance for doubtful accounts	(447,670)	(25,864)
Total	3,754,251	3,773,556
Less: Current portion	(3,458,205)	(3,773,556)
Accounts receivable, non-current	$296,046	$—

At December 31, 2011, the Company established an allowance for doubtful accounts by recording a bad debt expense of $23,163 related to its trade accounts receivable. During the nine months ended September 30, 2012, the Company increased its provision by recording a bad debt expense of $418,738.

At September 30, 2012, the Company classified $296,046 of its trade receivables as non-current as these amounts are not expected to be collected within the next twelve months.

As of September 30, 2012, three customers accounted for approximately 10%, 36% and 50%, respectively, or approximately 98% of total accounts receivable. Additionally, one of these three customers accounted for 59% of the Company’s revenues for the nine months ended September 30, 2012.

As of December 31, 2011, three customers accounted for approximately 11%, 22% and 65%, respectively, or approximately 98% of total accounts receivable.

5.	NOTES RECEIVABLE

Notes receivable at September 30, 2012 and December 31, 2011 were comprised of the following:

	September 30, 2012	December 31, 2011

Notes receivable	$79,550	$559,325

Total	$79,550	$559,325

Notes receivable represent negotiable commercial paper that can be utilized to acquire new goods or to satisfy invoices due to third parties in China.

6.	INVENTORY

Inventory at September 30, 2012 and December 31, 2011 was comprised of the following:

	September 30, 2012	December 31, 2011

Raw materials	$187,461	$187,224
Finished goods	290,534	554,189
Allowance for excess or obsolete inventory	(63,023)	(84,126)

Total	$414,972	$657,287

At December 31, 2011, the Company established a general provision for excess or obsolete inventory by recording a charge of $82,706 to cost of goods sold. The provision represented an adjustment from cost to the lower market value of TCS as determined by period sales. During the nine months ended September 30, 2012, the Company reduced its provision for excess or obsolete inventory by $21,057 based upon the current lower market value for TCS compared to cost..

During the three months ended March 2012, the Company received inventory (polysilicon) as payment in lieu of cash for transportation services rendered to a third party. The inventory was recorded as finished goods at its fair value of $126,898. The Company recorded the resulting income in general and administrative expenses as an offset to the related service expense incurred.

No other provisions for excess or obsolete inventory were made at September 30, 2012.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2012 and December 31, 2011 were comprised of the following:

	September 30, 2012	December 31, 2011

Advances to suppliers, net of allowance	$228,795	$46,632
Prepaid expenses	77,470	157,222
Other	542	3,983

Total	$306,807	$207,837

Advances made to suppliers are for the purchase of raw materials that are expected to be recovered within twelve months. At December 31, 2011, the Company established a provision for doubtful accounts by recording a bad debt expense of $9,314 related to its advances to suppliers. During the nine months ended September 30, 2012, the Company decreased its provision by $7,617 as it realized the economic benefit from vendor advances that were specifically identified and previously reserved against.

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2012 and December 31, 2011 was comprised of the following:

			September 30, 2012			December 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,750,607	$(289,899)	$3,460,708	$3,745,873	$(145,042)	$3,600,831
Furniture and equipment	9,746	(2,299)	7,447	9,733	(773)	8,960
Machinery and equipment	3,880,295	(624,592)	3,255,703	3,875,396	(318,543)	3,556,853
Automotive equipment	322,049	(80,476)	241,573	172,375	(33,685)	138,690
Office equipment	12,337	(3,213)	9,124	11,558	(1,287)	10,271
Construction in Progress	635,924	—	635,924	574,527	—	574,527

Total	$8,610,958	$(1,000,479)	$7,610,479	$8,389,462	$(499,330)	$7,890,132

Depreciation expense for the nine months ended September 30, 2012 and 2011 totaled $496,916 and $284,908, respectively.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

9.	BUSINESS COMBINATIONS

During the nine months ended September 30, 2012 and year ended December 31, 2011, the Company completed acquisitions of equity interests in both TPE and Wendeng, respectively. These acquisitions were accounted for as business combinations under the acquisition method of accounting.

Acquisition of Wendeng He Xie Silicon Co., Ltd.

Description of Transaction

On March 18, 2011, SunSi HK acquired a 60% equity interest in Wendeng in exchange for total consideration of approximately $5.8 million comprised of the following:

(1)	$445,075 of cash consideration;
(2)
674,814 restricted shares of SunSi common stock, such shares carry an optional right of redemption whereby the Company shall buy such shares back from shareholder if shareholder exercises the option within six months at a price equivalent to RMB 18,000,000 on the transfer date; and

(3)	787,283 restricted shares of SunSi common stock, transferred by an affiliate of SunSi.

As part of the closing, Wendeng was re-formed as a joint venture business under Chinese law and issued a new business license.

On June 13, 2011, SunSi HK executed an addendum (“Addendum”) with Mr. Dongqiang Liu, the 40% minority shareholder of Wendeng, for the purpose of amending the terms to the Equity Transfer Agreement dated November 22, 2010, as amended on December 15, 2010 (collectively the “Original Agreement”), between the parties for the purchase of a 60% equity interest in Wendeng.

Under the terms of the Original Agreement, the Company would have had an obligation, upon receiving formal notice from Mr. Dongqiang Liu, to buy back 674,814 shares of its common stock at a value of RMB 18,000,000 (approximately USD $4.00 per share) from Mr. Dongqiang Liu. The Addendum cancelled any potential obligation of the Company to buy back such shares and confirms that all purchase consideration is fully paid.

As a result of the Addendum, the Company reclassified the value of the common shares previously subject to the buyback provision, approximately $2.7 million, as additional paid-in capital. These shares were presented as redeemable common stock on the Company’s consolidated balance sheets in the prior period.

Founded in April 2008, Wendeng is located in Weihai City in the Shandong province of China. Wendeng manufactures and distributes trichlorosilane, a chemical primarily used in the production of polysilicon and an essential raw material utilized in the production of solar cells for photovoltaic panels which convert sunlight into electricity. Substantially all of Wendeng’s sales are to destinations within China.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles.

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Non-controlling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interests including an amount for goodwill:

Consideration:
Cash and cash equivalents	$445,075
Common stock, 787,283 shares of SunSi common stock (1)	2,645,271
Redeemable common stock, 674,814 shares of SunSi common stock (2)	2,708,838
Fair value of total consideration transferred	$5,799,184

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets	$3,613,721
Inventory	473,354
Other current assets	309,329
Related party receivables	1,131,548
Property, plant and equipment	7,392,976
Identifiable intangible assets:
Land use leasehold	1,559,070
Customer relationships	1,534,000
Financial liabilities	(10,294,200)
Total identifiable net assets	5,719,798
Noncontrolling interest	(2,927,000)
Goodwill	3,006,386
$5,799,184

(1)
The $3.36 per share price was determined by reference to recent private placement shares issued, less a discount for marketability. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820.

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

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of intangible assets and non-controlling interests.

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

Some of the more significant estimates and assumptions inherent in determining the fair value of the customer relationships are associated with forecasting cash flows and profitability. The primary assumptions used were generally based upon the present value of anticipated cash flows, assuming a three-year customer attrition rate, discounted to present value at a 25% rate.

●
Non-controlling interests — The fair value of the non-controlling interests of $2.9 million was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820. Key assumptions include (i) a compound annual sales growth rate of 33% for the five year period after the measurement date, (ii) a weighted average cost of capital of 19%, (iii) a terminal value based on a long-term sustainable growth rate of 3.5% and (iv) adjustments for lack of control and lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Wendeng.

Acquisition of TransPacific Energy, Inc.

Description of Transaction

On May 10 and May 17, 2012, the Company entered into two share exchange agreements (the “Agreements”) with shareholders of TPE to acquire an aggregate controlling equity interest of its common stock. TPE is a renewable energy technology corporation located in California and Nevada that designs and installs proprietary modular Organic Rankine Cycle (“ORC”) units utilizing up to nine patented refrigerant mixtures to maximize heat recovery and convert waste heat directly from any process that generates waste heat or flue gas (such as industrial,  solar, geothermal and biomass processes) converting it into electrical energy.

From June 14, 2012 through August 20, 2012, the Company paid $520,000 in cash and issued 255,351 shares of its common stock, valued at approximately $965,226 or $3.78 per share, in exchange for 24,753,768 shares of TPE’s common stock in accordance with the terms of the Agreements. These investments represent approximately a 50.3% equity interest in the common stock of TPE.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles.

Prior to gaining its controlling interest, the Company accounted for its investment in TPE as prescribed in ASC 323, “Investment — Equity Method and Joint Venture”. Accordingly, the Company adjusted the carrying amount of its investment to recognize its share of earnings or losses. During the nine months ended September 30, 2012, the Company recorded an equity loss from its investment in TPE of $5,798.

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Non-controlling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interests including an amount for goodwill:

Consideration:
Cash and cash equivalents	$520,000
Common stock, 255,351 shares of SunSi common stock (1)	965,226
Fair value of total consideration transferred	$1,485,226

Investment in TransPacific Energy, Inc.:
Fair value of total consideration transferred	$1,485,226
Equity share in TPE’s operating loss	(5,798)
Total investment in subsidiary	$1,479,428

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets	$442,629
Financial liabilities	(452,026)
Total identifiable net assets	(9,397)
Noncontrolling interest	4,670
Goodwill	1,484,155
$1,479,428

(1)
The $3.78 per share price was determined by calculating the 30-day weighted average trading price of the Company’s common stock immediately preceding the initial June 14, 2012 funding of the transaction.

10.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at September 30, 2012 and December 31, 2011 was comprised of the following:

	September 30, 2012	December 31, 2011

Goodwill – Wendeng He Xie Silicon Co., Ltd	$583,183	$583,183
Goodwill – TransPacific Energy, Inc.	1,484,155	—
Foreign currency translation adjustments	26,540	25,770

Goodwill, net	$2,093,878	$608,953

The purchase price allocations, which were based the on relevant facts and circumstances available at the time of the transaction, are considered preliminary and subject to change upon the completion of a valuation analysis to be performed by the Company's management by December 31, 2012. The final valuation may identify certain amortizable intangible assets that would reduce the amount of recorded goodwill.

Intangible assets at September 30, 2012 and December 31, 2011 were comprised of the following:

		September 30, 2012			December 31, 2011
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3.0	$1,603,812	$(824,181)	$779,631	$1,601,787	$(419,105)	$1,182,682
Exclusive distribution rights	5.0	780,000	(13,000)	767,000	—	—	—
Land leasehold and use rights	50.0	1,993,332	(60,773)	1,932,559	1,990,816	(30,501)	1,960,315

Total		$4,377,144	$(897,954)	$3,479,190	$3,592,603	$(449,606)	$3,142,997

On August 27, 2012, the Company entered into a five year distribution agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. (“Lightsky”) located in Shanghai, China whereby SunSi became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico. Lightsky is an established manufacturer and seller of numerous patented LED lighting products in China and throughout Asia. SunSi issued 150,000 shares of its restricted common stock valued at $780,000, which represents the trading price of $5.20 per share of the Company’s common stock on the date of the transaction, as consideration for the rights. This amount will be amortized using the straight-line method over the five year expected life of the distribution rights. The shares are restricted for an eighteen-month period from their date of issuance. In order to maintain its exclusivity and qualify for any automatic renewal periods beyond the five-year period, SunSi must achieve certain performance milestones.

Amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2012 and 2011 totaled $444,651 and $301,048, respectively.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

11.	RELATED PARTY RECEIVABLES - TRADE

Related party receivables were comprised of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Wendeng Huahai Chemical Co., Ltd.	$469,113	$489,595

Total	$469,113	$489,595

The amount represents trade receivables due from a related party; an entity in which a shareholder of the Company maintains an equity interest. The receivable is interest-free, unsecured and payable in accordance with the Company’s standard trade terms.

12.	OTHER ASSETS

Other assets were comprised of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Deposit – Department of Extra budgetary Fund, Wendeng	$21,764	$21,737

Total	$21,764	$21,737

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Accounts payable	$3,130,953	$3,333,500
Accrued liabilities	749,730	373,802

Total	$3,880,683	$3,707,302

Accounts payable and accrued liabilities primarily represent trade payables of the Company’s Chinese operating subsidiaries.

14.	LOANS PAYABLE

Loans payable at September 30, 2012 and December 31, 2011 were comprised of the following:

	September 30, 2012	December 31, 2011

Loans payable	$18,100	$—

Total	$18,100	$—

On May 1, 2012, the Company executed a letter agreement with a third party lender whereby it could borrow up to $100,000 Canadian dollars if needed. All borrowings under the agreement are unsecured, bear interest at a rate of 10% annually and mature effective December 31, 2012. In May and June 2012, the Company received proceeds aggregating $79,600 from the lender under the agreement. As of September 30, 2012, the Company repaid all but $18,100 of the principal borrowed on its letter agreement.

On June 12, 2012, the Company received loan proceeds totaling $50,000 from a demand note entered into with a third party lender. All borrowings on the note are unsecured, bear interest at a rate of 12% annually and are payable on demand. On July 5, 2012, the Company repaid the principal amount totaling $50,000 on its demand note payable.

15.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Advances from minority shareholder of noncontrolling interest (Wendeng)	$5,490,623	$5,501,598
Purchase consideration due minority shareholder of noncontrolling interest (Baokai)	163,647	163,647
Advances from officer	456	—

Total	$5,654,726	$5,665,245

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

The amount due to the minority shareholder of its Baokai subsidiary represents unpaid purchase consideration from the Company’s December 8, 2010 acquisition (see “Note 9 – Business Combinations”). This amount bears no interest, is unsecured and payable on demand.

16.	INCOME TAXES

Income taxes payable were comprised of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

United States income taxes payable	$—	$—
Foreign income taxes payable	424,214	886,050
Total	$424,214	$886,050

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $2,571,500 in the United States which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

As a result of operations recorded at Baokai and Wendeng located in China, the Company recorded a net tax benefit of $383,071 for the nine months ended September 30, 2012 based upon their estimated effective tax rates. Pursuant to China’s new enterprise income tax (“EIT”) law, the Company is subject to EIT at the statutory rate of 25%. Income taxes in the statements of operations and comprehensive income (loss) represent current taxes for the periods ended September 30, 2012 and 2011. The effective income tax rate has no material difference with China’s statutory income tax rate of 25% for the periods ended September 30, 2012 and 2011.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of September 30, 2012 and December 31, 2011, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

The tax years 2009 through 2011 remain open to examination by federal authorities and state jurisdictions where the Company operates.

17.	DEBT

Debt was comprised of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

9% Unsecured, convertible debenture	$100,000	$100,000
Loan discount on unsecured, convertible debenture	—	—
Total debt	100,000	100,000
Less: Current portion	—	—
Long term debt	$100,000	$100,000

The following table summarizes the issuance of all unsecured, convertible debentures during the nine month period ended September 30, 2012 and year ended December 31, 2011:

Issue Date	Interest Rate	Face Value	Maturity Date	Conversion Rate of Face Value to Common Shares
10/15/2011	9%	$100,000	10/15/2014	0.125
Total		$100,000

On October 15, 2011, the Company completed the private placement of an unsecured, convertible debenture in the amount of $100,000. The debenture carries an interest rate of 9% per annum, payable semiannually each April 15 and October 15, for a three-year term convertible at a fixed conversion price of $8.00 per share, which equates to 12,500 shares of the Company’s common stock.

No debt was issued prior to October 15, 2011.

18.	STOCKHOLDERS’ EQUITY

Reverse Stock Split

On October 9, 2012, the Company effectuated a one-for-two reverse split of its preferred and common stock. All references in these financial statements to the number of preferred shares, common shares or warrants, price per share and weighted average number of common shares outstanding prior to the 1:2 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

Preferred Stock

SunSi is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either September 30, 2012 or December 31, 2011.

Common Stock

SunSi is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 15,849,737 and 15,002,814 shares of common stock issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

Common Stock Issued in Private Placements

Beginning September 10, 2009, the Company conducted a private placement of its common stock at a price of $4.00 per share and a maximum issuance of 4,000,000 shares. The offer and sale of these securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D. As such, all common shares issued under this private placement are restricted and subject to a minimum six month holding period. During the year ended December 31, 2011, the Company accepted subscription agreements from investors pursuant to this offering and issued 458,750 shares of its common stock for gross proceeds totaling $1,875,000. The cost of these issuances was $187,500.

On September 5, 2011, the Company closed this offering and commenced a new offering of 1.5 million shares at $6.00 per share. In October 2011, the Company accepted a subscription agreement from an investor for 20,000 shares of its common stock and received $120,000 in gross proceeds pursuant to this new offering. The cost of this issuance was $12,000. In February 2012, the Company issued an additional 10,000 shares of its common stock to the investor as a result of the offering amendment described below.

In February 2012, the Company amended this offering by reducing the share price from $6.00 to $4.00 per share. Since the February 2012 amendment, the Company accepted subscription agreements from investors and issued 12,500 shares of its common stock for gross proceeds totaling $50,000. The cost of these issuances was $5,000. Additionally, the Company accepted subscription agreements from two of its officers and issued 37,500 shares of its common stock for gross proceeds totaling $150,000. The purchase of these shares is consistent with the terms of the Company’s private placement described above. There was no cost associated with the officer issuances.

On July 1, 2012, the Company modified its offering to include one stock purchase warrant per share of common stock sold. The stock purchase warrants are exercisable at $4.00 per share and expire one year from their date of issuance. Since the July 1, 2012 modification, the Company has accepted subscription agreements from investors and issued 356,250 shares of its common stock and equal amount of stock purchase warrants for gross proceeds totaling $1,425,000. The cost of these issuances was $142,500. Using the Black-Scholes model, the Company allocated a value of $807,217 to these stock purchase warrants.

Common Stock Issued in Exchange for Services

During the nine month period ended September 30, 2012, the Company issued 10,000 shares of its common stock valued at $4.00 per share in lieu of cash to settle outstanding accounts payable aggregating $40,000. Furthermore, the Company issued 13,322 shares of its common stock valued at $48,000 to its three independent directors in accordance with their board compensation agreements and 2,000 shares of its common stock valued at $8,000 in promotional activities to attendees of various financing events hosted by the Company. Each share issuance was valued based upon the trading price of the Company’s common stock on its respective date of award.

Common Stock Issued in the Acquisition of a Business

On June 13, 2011, SunSi HK executed an Addendum with Mr. Dongqiang Liu, the 40% minority shareholder of Wendeng, for the purpose of amending the terms to the Equity Transfer Agreement dated November 22, 2010, as amended on December 15, 2010 (collectively the “Original Agreement”), between the parties for the purchase of a 60% equity interest in Wendeng.

Under the terms of the Original Agreement,  the Company would have had an obligation, upon receiving formal notice from Mr. Dongqiang Liu, to buy back 674,814 shares of its common stock at a value of RMB 18,000,000 (approximately USD $4.00 per share) from Mr. Dongqiang Liu. The Addendum cancelled any potential obligation of the Company to buy back such shares and confirms that all purchase consideration is fully paid.

As a result of the Addendum, the Company reclassified the value of the common shares previously subject to the buyback provision, approximately $2.7 million, as additional paid-in capital. These shares were presented as redeemable common stock on the Company’s consolidated balance sheets in the prior period.

Effective August 20, 2012, the Company exchanged 255,351 shares of its common stock valued at $965,226, or $3.78 per share, in connection with its equity investment in TPE (see “Note 9 – Business Combinations”).

Common Stock Issued in the Acquisition of Distribution Rights

On August 27, 2012, the Company entered into a five year distribution agreement with Lightsky located in Shanghai, China whereby it became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico. The Company issued 150,000 shares of its restricted common stock valued at $780,000, or $5.20 per share. The shares are restricted for an eighteen month period from their date of issuance (see “Note 10 – Goodwill and Intangible Assets, Net”).

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended December 31, 2011 and September 30, 2012. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2011	—	—	—
Warrants issued	356,250	$4.00	0.86
Warrants exercised	—	—	—
Balance September 30, 2012	356,250	$4.00	0.86
———————
(1)	The remaining contractual life of the warrants outstanding as of September 30, 2012 ranges from 0.75 to 0.99 years.

The value of the common stock options and warrants has been determined using the following Black Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	0.16 – 0.21%
Expected volatility (3)	111.94 – 113.21%
Expected life (in years)	1.00
———————
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous one year period ended at each stock purchase warrant contract date.

19.	COMMITMENTS

SunSi has entered into a number of engagement agreements for advisory and consulting services on a non-exclusive basis to obtain new equity capital and debt financing. In the event that the Company receives new capital proceeds from a source identified by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval.

20.	SEGMENT INFORMATION

As a result of the acquisition of its equity interest in TPE and exclusive distribution rights for Lightsky LED lighting products, the Company reassessed its requirement for segment reporting based on the operating and reporting structure of the combined company.

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

The Company determined that it has four reportable business segments: Baokai, Wendeng, ORC and LED. The Baokai segment consists of the business of Zibo Baokai Commerce and Trade Co., Ltd., a company based in the Shandong province of China that distributes the trichlorosilane production of Zibo Baoyun Chemical Plant. The Wendeng segment consists of the operations of Wendeng He Xie Silicon Industry Co., Ltd., a company based in the Shandong province of China that directly manufactures and sells trichlorosilane. The ORC segment consists of the operations of TransPacific Energy, Inc., a company based in California and Nevada that designs and installs proprietary modular Organic Rankine Cycle units utilizing patented multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy. The LED segment consists of the business of SunSi USA that distributes LED lighting products manufactured in China by Shanghai Lightsky Optoelectronics Technology Co., Ltd. in the major North American markets.

The accounting policies of the reportable segments are the same as those described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by segment for purpose of evaluating financial performance.

Segment Results

The following table sets forth operations by segment for the three months ended September 30, 2012 and 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2012	$32,250	$133,838	$59,609	$—	$—	$225,697
2011	$3,830,636	$6,434,811	$—	$—	$—	$10,265,447
Cost of goods sold:
2012	$31,599	$126,323	$59,609	$—	$—	$217,531
2011	$3,753,885	$4,633,336	$—	$—	$—	$8,387,221
Gross margin:
2012	$651	$7,515	$—	$—	$—	$8,166
2011	$76,751	$1,801,475	$—	$—	$—	$1,878,226
Operating expenses:
2012	$43,260	$371,117	$3,532	$34,119	$403,036	$855,064
2011	$19,085	$1,353,540	$—	$—	$252,454	$1,625,079
Other income (expense):
2012	$—	$—	$—	$—	$(9,074)	$(9,074)
2011	$—	$—	$—	$—	$—	$—
Provision for income taxes:
2012	$(10,652)	$(90,901)	$—	$—	$—	$(101,553)
2011	$14,417	$39,010	$—	$—	$—	$53,427
Net income (loss):
2012	$(31,957)	$(272,701)	$(3,532)	$(34,119)	$(412,110)	$(754,419)
2011	$43,249	$408,925	$—	$—	$(252,454)	$199,720

The following table sets forth operations by segment for the nine months ended September 30, 2012 and 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2012	$794,261	$406,044	$59,609	$—	$—	$1,259,914
2011	$13,592,881	$12,302,953	$—	$—	$—	$25,895,834
Cost of goods sold:
2012	$778,370	$368,096	$59,609	$—	$—	$1,206,075
2011	$13,299,264	$8,379,350	$—	$—	$—	$21,678,614
Gross margin:
2012	$15,891	$37,948	$—	$—	$—	$53,839
2011	$293,617	$3,923,603	$—	$—	$—	$4,217,220
Operating expenses:
2012	$154,096	$1,432,026	$3,532	$34,119	$949,416	$2,573,189
2011	$56,233	$2,553,877	$—	$—	$812,701	$3,422,811
Other income (expense):
2012	$—	$—	$—	$—	$(15,053)	$(15,053)
2011	$—	$—	$—	$—	$—	$—
Provision for income taxes:
2012	$(34,551)	$(348,520)	$—	$—	$—	$(383,071)
2011	$59,346	$342,431	$—	$—	$—	$401,777
Net income (loss):
2012	$(103,654)	$(1,045,558)	$(3,532)	$(34,119)	$(964,469)	$(2,151,332)
2011	$178,038	$1,027,295	$—	$—	$(812,701)	$392,632

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at September 30, 2012 and December 31, 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Total assets:
2012	$1,460,378	$14,672,783	$1,801,690	$767,000	$226,270	$18,928,121
2011	$840,280	$16,986,030	$—	$—	$199,400	$18,025,710

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amounts of goodwill, intangible and long-lived assets by segment at September 30, 2012 and December 31, 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Goodwill:
2012	$—	$609,723	$1,484,155	$—	$—	$2,093,878
2011	$—	$608,953	$—	$—	$—	$608,953
Intangible assets:
2012	$—	$2,712,190	$—	$767,000	$—	$3,479,190
2011	$—	$3,142,997	$—	$—	$—	$3,142,997
Property, plant and equipment:			—
2012	$—	$7,610,479	$—	$—	$—	$7,610,479
2011	$—	$7,890,132	$—	$—	$—	$7,890,132

Amortization expense totaled $431,651 for Wendeng and $13,000 for LED for the nine months ended September 30, 2012. Depreciation expense totaled $496,916 for Wendeng for the nine months ended September 30, 2012.

Capital expenditures totaled $209,373 for Wendeng during the nine months ended September 30, 2012. Additionally, LED acquired exclusive distribution rights for 150,000 shares of SunSi’s common stock valued at $780,000.

Except as noted above, no other reportable segment recorded depreciation or amortization expense, nor did they incur any capital expenditures during the nine months ended September 30, 2012.

Customer information

For the nine month period ended September 30, 2012, one customer accounted for 90% of Baokai's sales; two customers accounted for 100% of Wendeng’s sales, at individual concentration levels of 33% and 67%; and one customer accounted for 100% of ORC’s revenue.

For the nine month period ended September 30, 2011, one customer accounted for approximately 98% of Baokai's sales. For the nine month period ended September 30, 2011, three customers accounted for approximately 82% of Wendeng’s sales. Concentration levels for these three customers were 12%, 25% and 45% of Wendeng’s total sales.

At September 30, 2012, one customer accounted for approximately 94% of Baokai’s accounts receivable. At September 30, 2012, two customers accounted for approximately 97% of Wendeng’s accounts receivable. Concentration levels for these two customers were 16% and 81% of Wendeng’s total trade receivables.

Geographic Information

All of the Company’s long-lived assets are located in China.

During the nine months ended September 30, 2012, all of the Company’s sales as determined by shipping destination were located within China; with the exception of the $59,609 in revenue from the Company’s ORC segment which were generated in the United States.

During the nine months ended September 30, 2011, all of the Company’s sales as determined by shipping destination were located within China; with the exception of one sale valued at approximately $188,000 made to Russia by the Company’s Wendeng segment.

21.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant Chinese regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the China. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations. The Company contributed $16,292 for the nine month period ended September 30, 2012.

22.	SUBSEQUENT EVENTS

Since September 30, 2012, the Company has accepted various subscription agreements for 92,750 shares of its common stock from investors under its private placement and received $371,000 in gross proceeds.

On October 23, 2012, the Company commenced a private placement of callable, unsecured convertible debt notes in $50,000 units. The maximum issuance under the terms of the private placement is 80 units, or $4,000,000. The notes bear interest at 9% per annum, payable semi-annually in cash, and mature three years from their date of issuance. The notes are convertible into SunSi common stock at a fixed conversion price of $5.00 per share within the first year following the date issuance, and at a fixed conversion price of $6.00 per share for the remainder of their term. In the event the notes are called in part, or in whole, by the Company prior to maturity, the Company is required to pay a 10% prepayment penalty on the outstanding principal balance and allow the note holder the option to convert their note into common equity rather than receiving the return of their equity and pre-payment premium. The Company has not yet received any proceeds from the issuance of these debt notes.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; increasingly competitive environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects; changing alternative energy technologies; the price of trichlorosilane (“TCS”) sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; the level of production by the Wendeng factory; Baokai's success in attaining new clients under its TCS distribution agreement; the decision by the NASDAQ Capital Market to reject the Company's application for listing; our ability to successfully manage a business in China;  that Wendeng is one of the lowest cost producers of TCS and that we will emerge as one of the strongest TCS manufacturers in 2013; that Wendeng is one of the few remaining stand-alone TCS makers that can still produce TCS at current market pricing levels; generating positive cash flow in 2013; generating significant revenue and profits in 2013 from ORC units and LED lighting sales; and obtaining financing to purchase ORC units. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

Overview

We are an international manufacturer, distributor and licensee of alternative energy products and solutions. Prior to August 2012, our only operating activity involved the manufacturing, selling and distribution of TCS through our Baokai and Wendeng subsidiaries in China. We generated 100% of our revenue from the sale of TCS, substantially all of which was sold in China. TCS is a specialty chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for PV panels that convert sunlight to electricity.

In August 2012, we entered into two transactions that were intended to diversify our future revenue streams and change our geographic presence to include businesses operating in the United States, Canada and Mexico. We acquired majority interest in TransPacific Energy, Inc. (“TPE”), a renewable energy technology corporation located in California and Nevada that designs and installs proprietary modular Organic Rankine Cycle (“ORC”) units utilizing up to nine different proprietary refrigerant mixtures to maximize heat recovery and convert waste heat directly from any process that generates waste heat or flue gas (such as industrial , solar, geothermal and biomass processes) converting it into electrical energy. Additionally, we entered into a five year distribution agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. (“Lightsky”), an unaffiliated entity located in Shanghai, China, whereby SunSi became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico.

Our Acquisition of Zibo Baokai Commerce and Trade Co. Ltd.

On December 8, 2010, SunSi Energies Hong Kong Limited (“SunSi HK”) acquired 90% of Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”) for $263,647, an acquisition which gave us the exclusive domestic and international distribution rights to 100% of the production of trichlorosilane from Zibo Baoyun Chemical Plant (“ZBC”); however, we did not acquire any interest or ownership position in the ZBC factory. ZBC has an annual production capacity of 25,000 metric tons (“MT”).

As part of the Baokai distribution rights, ZBC agreed to sell Baokai all of its TCS production at a price of cost, plus a 10% to 15% mark-up depending on the nature of the sale. By mutual agreement with ZBC, Baokai will earn a profit margin of 2% on these sales because the sales came from existing customers of ZBC and from the efforts of the ZBC sales force.

Our Acquisition of Wendeng He Xie Silicon Co. Ltd

On March 18, 2011, we acquired a 60% equity interest in Wendeng He Xie Silicon Co., Ltd. (“Wendeng”), a trichlorosilane manufacturing company, from Liu Dongqiang, a Chinese individual. Wendeng is located in the Shandong province of China close to strategic ports, including Weihai and Qingdao. The state-of-the-art Wendeng facility was built in 2008 and currently has an annual capacity of 30,000 MT of TCS.

On June 13, 2011, we amended the terms of the Wendeng Acquisition, whereby Mr. Liu canceled our obligation to buy back the 674,814 shares of our stock and confirmed that the purchase price for the 60% equity interest in Wendeng is fully paid. Such shares had been classified as “Redeemable Common Stock” on the Registrant's balance sheet and excluded from Stockholders’ Equity and are now included in the Company’s Stockholders’ Equity section of the balance sheet at a value of approximately $2.7 million.

The TCS Market

During calendar year 2011, the world polysilicon prices decreased approximately 60% as the top five producers more than doubled output, according to data compiled by Bloomberg News. Polysilicon sold for as much as $400 per kilogram (“kg”) approximately four years ago and as recently as August 2011 was selling for $55 per kg. For the week ended November 6, 2012, the polysilicon spot price averaged approximately $17.00 per kg. As a result of historically low prices for polysilicon in November and December of 2011, about 90 percent of China’s polysilicon plants, comprising half of the country’s production suspended output in November and December according to the China Nonferrous Metals Industrial Association, which acts as a conduit between industry and government. This oversupply situation has continued throughout 2012 with an estimated 50-80% of China’s polysilicon capacity currently idle.

Since November 2011, the low price of polysilicon coupled with the significant oversupply of polysilicon has had a material adverse impact on the price that we could sell TCS for and the level of plant utilization at Wendeng and our exclusive supplier to Baokai (ZBC). This has negatively impacted our revenues and results of operations. Due to the current polysilicon oversupply situation we believe that an industry consolidation is occurring where we will emerge as one of the strongest entities and lowest cost producers. The ZBC facility which supplies TCS for Baokai and our Wendeng facility have operated at very minimal capacity during 2012. The ongoing low pricing of polysilicon and the liquidation of polysilicon inventories below cost by many polysilicon companies and our competitors in order to generate cash flow has resulted in low price bids from our customers to supply them TCS at levels which would not enable us to operate profitably. Currently during the shutdown period, the Baokai distribution segment is at a breakeven level because we are not incurring any significant marketing or business development expenses directly associated with Baokai operations.

During 2012, our cash operating losses at Wendeng have been approximately $20,000 per month. Despite the continued depressed price of polysilicon, we believe that Wendeng is one of the few remaining TCS producers in China that can produce TCS near current price levels and make a cash profit (excluding depreciation expense on equipment) on TCS production. There can be no assurances that Wendeng can produce TCS profitably on a cash basis at these price levels, or that the price of polysilicon will not continue to fall.

Our Acquisition of TransPacific Energy, Inc.

On May 10 and May 17, 2012, we entered into two share exchange agreements (the “Agreements”) with shareholders of TPE to acquire an aggregate controlling equity interest of its common stock. TPE is a renewable energy technology corporation located in California and Nevada that designs and installs proprietary modular ORC units utilizing up to nine different proprietary refrigerant mixtures (which it has patented) to maximize heat recovery and convert that waste heat directly into electrical energy.  Furthermore, the ORC units help to address greenhouse emissions and have qualified for various government and state subsidies available in the United States.

TPE’s technology converts waste heat into clean electricity using multi-component fluids that are environmentally sound, non-toxic and non-flammable. In contrast, the typical Organic Rankine Cycle uses binary cycles and organic fluids such as pentane, isobutene, butane, propane and ammonia instead of water-based fluids. Potential applications for this technology include any process that generates waste heat or flue gas (such as industrial smokestacks, landfills, geothermal, solar and garbage incinerators) or utilize warm ocean waters. Additionally, TPE’s technology can be utilized as an alternative to cooling towers and steam condensers, and use heat released to efficiently generate electricity with air cooled or water cooled condensers.

From June 14, 2012 through August 20, 2012, we paid $520,000 in cash and issued 255,351 shares of our common stock, valued at approximately $965,226 or $3.78 per share, in exchange for 24,753,768 shares of TPE’s common stock in accordance with the terms of the Agreements. These investments represent approximately a 50.3% equity interest in the common stock of TPE.

TPE’s technology is relatively new and generated revenue of $59,609 in our quarter recently ended September 30, 2012. TPE contracts with a United States based independent third party to manufacture the major components of the ORC units. Additionally, TPE’s proprietary refrigerants are manufactured by another independent third party using TPE’s formulation.

Currently, TPE has commissioned work to these contractors for the manufacture of four ORC units that will operate using TPE’s proprietary refrigerants. Furthermore, TPE is seeking financing for three additional ORC units that it has been awarded in a contract to a consortium of companies for a geothermal installation by the government of Morocco. We believe that we will be successful in obtaining financing on favorable terms in order to build our ORC units; however we can provide no assurances.

A typical ORC application takes approximately six months from the date of the initial order until final deployment. We believe that we can reduce this time frame from six months to three months through operating efficiencies; however, there can be no assurances that we will be successful in doing so.

Our strategy to generate revenue and operating profits from our ORC segment is as follows:

●
Purchase and own our ORC equipment using TPE’s technology to generate ongoing, incremental electricity which can be sold back to a customer at a discount via a purchase power agreement (“PPA”) or sold back to the utility grid in the jurisdiction where the ORC unit is installed;

●	Sell our ORC equipment to a customer and receive an ongoing royalty payment from the incremental energy generated by the ORC unit; and
●	License TPE’s technology out to various markets and jurisdictions.

We believe that we will be successful in executing our strategy for generating significant revenues and profits beginning in 2013. Additionally, we believe that TPE’s proprietary refrigerants will produce high levels of incremental energy when used in ORC applications; however there can be can be no assurance.

Our Purchase of the Exclusive Rights to Distribute Shanghai Lightsky Optoelectronics Technology Co., Ltd.’s LED Lighting Products

On August 27, 2012, we entered into a five year distribution agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. (“Lightsky”) located in Shanghai, China whereby we became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico.

Lightsky is a leading, high-tech enterprise which was established by the Shanghai Academy of Science and Technology and Shanghai Zhongbo Capital Co., Ltd. Lightsky researches, designs and manufactures LED lighting products to meet the world’s ever evolving lighting needs. Lightsky’s products range from illumination LED lighting, LED video display systems and architectural LED lighting. Lightsky has completed major lighting installation at the Shanghai International Airport, the 2010 Shanghai World Expo and Hong Kong University. Lightsky’s sales of its products are concentrated in China and throughout Asia. Lightsky holds a series of design and utility patents and is ISO9001 certified.

We issued 150,000 shares of our restricted common stock valued at $780,000, which represents fair market value, as consideration for the exclusive rights. The shares are restricted for an eighteen month period from their date of issuance. In order to maintain its exclusivity and qualify for any automatic renewal periods beyond the five year period, we must achieve certain performance milestones.

We are marketing Lightsky’s products through our wholly-owned subsidiary SunSi USA, which was incorporated in 2012.

Our strategy to generate revenues and operating profits from our LED segment is as follows:

●	Concentrate on the sale and installation of high return on investment (“ROI”) products with widest applications in the commercial, industrial and institutional sectors;
●
Focus on customers with whom economics “carry the day”, where utility costs and incentives may be at their highest (such as corporations, hospitals and institutions) and where lighting and “green image” are largely important;

●	Identify and target larger customers who can undertake multi-year LED product roll-out of high and continuous volumes; and
●
Offer complete or “turnkey” retro-fit LED project installation services to prospective customers by partnering with energy savings firms that will perform the installation of our Lightsky products, help to quantify potential future energy savings, and prepare the appropriate documentation necessary for our customers to qualify for various tax subsidies and credits.

During 2012, we do not expect to generate any significant revenues from the sale of LED products. We believe that the favorable pricing levels that we are receiving from Lightsky to distribute their products, combined with our marketing strategy will enable us to generate significant revenues and operating profits from our LED segment in 2013; although we can offer no assurances.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

The following table sets forth operations by segment for the three months ended September 30, 2012 and 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2012	$32,250	$133,838	$59,609	$—	$—	$225,697
2011	$3,830,636	$6,434,811	$—	$—	$—	$10,265,447
Cost of goods sold:
2012	$31,599	$126,323	$59,609	$—	$—	$217,531
2011	$3,753,885	$4,633,336	$—	$—	$—	$8,387,221
Gross margin:
2012	$651	$7,515	$—	$—	$—	$8,166
2011	$76,751	$1,801,475	$—	$—	$—	$1,878,226
Operating expenses:
2012	$43,260	$371,117	$3,532	$34,119	$403,036	$855,064
2011	$19,085	$1,353,540	$—	$—	$252,454	$1,625,079
Other income (expense):
2012	$—	$—	$—	$—	$(9,074)	$(9,074)
2011	$—	$—	$—	$—	$—	$—
Provision for income taxes:
2012	$(10,652)	$(90,901)	$—	$—	$—	$(101,553)
2011	$14,417	$39,010	$—	$—	$—	$53,427
Net income (loss):
2012	$(31,957)	$(272,701)	$(3,532)	$(34,119)	$(412,110)	$(754,419)
2011	$43,249	$408,925	$—	$—	$(252,454)	$199,720

The following table sets forth operations by segment for the nine months ended September 30, 2012 and 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2012	$794,261	$406,044	$59,609	$—	$—	$1,259,914
2011	$13,592,881	$12,302,953	$—	$—	$—	$25,895,834
Cost of goods sold:
2012	$778,370	$368,096	$59,609	$—	$—	$1,206,075
2011	$13,299,264	$8,379,350	$—	$—	$—	$21,678,614
Gross margin:
2012	$15,891	$37,948	$—	$—	$—	$53,839
2011	$293,617	$3,923,603	$—	$—	$—	$4,217,220
Operating expenses:
2012	$154,096	$1,432,026	$3,532	$34,119	$949,416	$2,573,189
2011	$56,233	$2,553,877	$—	$—	$812,701	$3,422,811
Other income (expense):
2012	$—	$—	$—	$—	$(15,053)	$(15,053)
2011	$—	$—	$—	$—	$—	$—
Provision for income taxes:
2012	$(34,551)	$(348,520)	$—	$—	$—	$(383,071)
2011	$59,346	$342,431	$—	$—	$—	$401,777
Net income (loss):
2012	$(103,654)	$(1,045,558)	$(3,532)	$(34,119)	$(964,469)	$(2,151,332)
2011	$178,038	$1,027,295	$—	$—	$(812,701)	$392,632

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Revenue

Sales for the three months ended September 30, 2012 totaled $225,697, compared to $10,265,447 for the three months ended September 30, 2011. Sales for the three months ended September 30, 2012 and 2011 were comprised of $32,250 and $3,830,636, respectively, from our Baokai segment; $133,838 and $6,434,811, respectively, from our Wendeng segment; and $59,609 and nil, respectively, from our ORC segment. All sales for Baokai and Wendeng segments during these periods were recorded within China; with the exception of one sale made by Wendeng to Russia valued at approximately $188,000. All revenue recognized by our ORC segment was recorded within the United States; no prior year period comparable results exist as our ORC segment was acquired on August 20, 2012.

Sales for the nine months ended September 30, 2012 totaled $1,259,914, compared to $25,895,834 for the nine months ended September 30, 2011. Sales for the nine months ended September 30, 2012 and 2011 were comprised of $794,261 and $13,592,881, respectively, from our Baokai segment; $406,044 and $12,302,953, respectively, from our Wendeng segment; and $59,609 and nil, respectively, from our ORC segment. All sales for Baokai and Wendeng segments during these periods were recorded within China; with the exception of one sale made by Wendeng to Russia valued at approximately $188,000. All revenue recognized by our ORC segment was recorded within the United States; no prior year period comparable results exist as our ORC segment was acquired on August 20, 2012.

The price of TCS in China is typically based on short-term contracts and spot prices; enabling both the buyer and the seller to adapt to changing market conditions. During 2011, the price of TCS ranged from a high of approximately $1,600 per metric ton to a low of approximately $635 per metric ton. This decline in TCS pricing was consistent with the decrease in the price of polysilicon, which has fallen approximately 60%-70% from January 2011. Furthermore, a global oversupply of polysilicon has continued to materially reduce both the price and demand for TCS since the fourth quarter 2011. These factors have adversely impacted our Chinese subsidiaries’ operating results.

The pricing of TCS is expected to remain depressed for the remainder of 2012. Both Baokai and Wendeng have received minimal orders in the fourth quarter of 2012 and are currently operating at limited capacity. We expect the TCS and polysilicon markets will improve during the first half of 2013; however, we can provide no assurances.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margin by sales.

Gross margin for the three months ended September 30, 2012 was $8,166, compared to $1,878,226 for the three months ended September 30, 2011. Gross margin percentage for the three months ended September 30, 2012 was 3.6%, compared to 18.3% for the three months ended September 30, 2011.

Gross margin for the nine months ended September 30, 2012 was $53,839, compared to $4,217,220 for the nine months ended September 30, 2011. Gross margin percentage for the nine months ended September 30, 2012 was 4.3%, compared to 16.3% for the nine months ended September 30, 2011.

The decrease in gross margin is primarily attributable to the decreased level of sales and sales prices realized compared to the prior year periods. Our gross margin and gross margin percentage continue to be adversely impacted by the low price levels and demand for polysilicon.

For the three months ended September 30, 2012, we realized a gross margin percentage of 2.0% at our Baokai segment, compared to a gross margin percentage of 2.2% in the prior year period. For the nine months ended September 30, 2012, we realized a gross margin percentage of 2.0% at our Baokai segment, compared to a gross margin percentage of 2.2% in the prior year period. Our margins are currently fixed at 2% on sales recorded at our Baokai segment. We are a distributor of TCS produced by Zibo Baoyun Chemical Factory. Our purchase price is fixed to the percentage of the selling price; therefore, our gross margin percentage is not affected by market price fluctuations. We have the opportunity to realize greater margin percentages, potentially up to 10-15%, at our Baokai segment if we introduce new customers to ZBC. There can be no assurances that we will be successful in generating new customers or realizing these higher margin opportunities.

For the three months ended September 30, 2012, we realized a gross margin percentage of 5.6% at our Wendeng segment, compared to a gross margin percentage of 28.0% in the prior year period. For the nine months ended September 30, 2012, we realized a gross margin percentage of 9.3% at our Wendeng segment, compared to a gross margin percentage of 31.9% in the prior year period. The decrease in gross margin and gross margin percentage at our Wendeng segment is directly attributable to the decline in the segment’s product sales and sale prices as described above.

For the three and nine months ended September 30, 2012, we realized an effective gross margin percentage of 0.0% at our ORC segment. This ORC project was in process prior to our acquisition of TPE. It was contracted with the intention of demonstrating the viability of the TPE’s technology. We do not expect this project to generate any positive gross margin. However, we do expect to generate significant revenues and gross margins from TPE’s future projects; though we can offer no assurances.

Professional Fees

Professional fees totaled $151,424 for the three months ended September 30, 2012, compared to $280,963 for the three months ended September 30, 2011. Professional fees totaled $441,148 for the nine months ended September 30, 2012, compared to $690,560 for the nine months ended September 30, 2011.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses totaled $703,640 for the three months ended September 30, 2012, compared to $1,344,116 for the three months ended September 30, 2011. G&A expenses totaled $2,132,041 for the nine months ended September 30, 2012, compared to $2,732,251 for the nine months ended September 30, 2011.

The primary components of our G&A expenses include salaries and benefits not directly associated with our manufacturing processes, depreciation on non-production capital assets, amortization, facility costs and maintenance, investor relations activities and various administrative and office expenses. The decrease in our G&A expenses for the three and nine months ended September 30, 2012 when compared to the prior year period is largely attributable to the temporary closure of our Wendeng facility.

Provision for Income Taxes (Benefit)

We recorded an income tax benefit of ($101,553) for the three months ended September 30, 2012, compared to a provision for income taxes of $53,427 for the three months ended September 30, 2011. We recorded an income tax benefit of ($383,071) for the nine months ended September 30, 2012, compared to a provision for income taxes of $401,777 for the nine months ended September 30, 2011.

These provisions for income taxes or income tax benefits are recorded as a result of the operations realized at our Chinese subsidiaries for each of the periods ended September 30, 2012 and 2011.They are recorded at a 25% tax rate, which is the statutory rate in China for all earnings. Any profits generated in China are not available to be offset against net operating losses in the United States.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has generated a net operating loss from its U.S.-based operations of approximately $2,571,500 which expires in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in the United States carried forward in future years.

Net loss

For the three months ended September 30, 2012, we incurred a net loss of ($754,419), compared to net income of $199,720 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we incurred a net loss of ($2,151,332), compared to net income of $392,632 for the nine months ended September 30, 2011.

The weighted average number of basic and fully diluted shares outstanding for the three months ended September 30, 2012 was 15,572,388, compared to 14,916,428 for the three months ended September 30, 2011. The weighted average number of basic and fully diluted shares outstanding for the nine months ended September 30, 2012 was 15,194,903, compared to 14,632,164 for the nine months ended September 30, 2011.

There are no dilutive equivalents included in our calculation of fully diluted shares for the three and nine months ended September 30, 2012, since their inclusion would be anti-dilutive due to our net loss per share. Further, there are no dilutive equivalents included in our calculation of fully diluted shares for the three and nine months ended September 30, 2011, nor are there any fully diluted equivalents that would be required to have been included in any period in which we were profitable.

Liquidity and Capital Resources

At September 30, 2012, we had cash on hand of $698,117. Of this amount, $466,215 was on deposit with institutions located in the United States, $231,781 in China and $121 in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support our operations within the United States. Prior to our acquisition of a controlling interest in TPE and the exclusive North American distribution rights to Lightsky products, our U.S.-based operations consisted solely of a holding company that incurred expenses and had no revenue generating activities. Proceeds generated from private placements of our common stock and loans have been the primary sources of funding for our U.S.-based operations. We believe our current cash position and ability to raise funds through the sale of new equity and convertible notes, coupled with the revenue potential of our newly acquired U.S.-based businesses, will be sufficient to fund our U.S. activities for the next twelve months. Furthermore, we expect to generate positive cash flow over the next twelve months which will supplement our cash position.

At September 30, 2012, we had a working capital deficit of $5,020,072. The deficit is primarily attributable to the related party payable of $5,490,623 due to the minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. Our Wendeng subsidiary minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $1,184,394 for the nine months ended September 30, 2012, compared to net cash used in operating activities of $882,290 for the nine months ended September 30, 2011. The increase in net cash used during 2012 as compared to 2011 is attributable to an increase in our net loss to ($2,151,332) from net income of $392,632 in the prior year period; offset by a significant improvement in the net change in our operating assets and liabilities over the prior year period. Our current period operating loss includes non-cash depreciation and amortization expenses of $941,567 and aggregate reserves against our working capital assets (accounts receivable and inventory) of $397,681, as compared to $585,956 of depreciation and amortization and no reserves against working capital assets in the prior year period.

Net cash used in investing activities was $286,744 for the nine months ended September 30, 2012, compared to net cash used in investing activities of $352,943 for the nine months ended September 30, 2011. The net cash used in the current period is attributable to the purchase of $209,373 in capital assets to support our ongoing efforts to expand the capacity of our Wendeng production facility and $520,000 to acquire a controlling interest in TPE (see “Our Acquisition of TransPacific Energy, Inc.” above); offset by $442,629 in cash acquired in the transaction. During the nine months ended September 30, 2011, we realized a net cash increase of $533,594 from our acquisition of Wendeng, which was mostly funded with shares of our common stock. Capital expenditures in the prior year period totaled $535,077 for property, plant and equipment and $351,460 for intangible assets (land use rights).

Net cash provided by financing activities was $1,496,118 for the nine months ended September 30, 2012, compared to $1,420,498 for the nine months ended September 30, 2011. We received $1,477,500 in net proceeds from the issuance of new equity, compared to $1,579,500 in the prior year period. Additionally, we received $129,600 in short term loan proceeds and a $40,000 advance from an officer to help fund our corporate expenditures; of which all but $18,100 was repaid as of September 30, 2012. During the nine months ended September 30, 2011, we made payments totaling $159,002 on amounts due to related parties.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

Financial Instruments

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits held in the United States, Hong Kong and China. The carrying amount of cash and cash equivalents approximates fair value.

At September 30, 2012, cash and cash equivalents totaling $231,902 were held in banks in China; a Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in China are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At September 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and China, which management believes are of high credit quality.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivable.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the aging and collectability of its trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Generally, the Company records a provision for bad debts equivalent to ten percent of the balance of its trade receivables outstanding for more than ninety days from their date of invoice. Trade receivables outstanding for more than one year from their date of invoice are reserved in full, unless the customer is actively making payments or has entered into a payment agreement with the Company. In such cases, the Company maintains its provision for bad debts at the ten percent level.

Furthermore, the Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and frequent communication, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be recorded.

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

Intangible assets – land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of 50 years. The lease term is obtained from the relevant Chinese land authority.

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

Stock Purchase Warrants

The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended September 30, 2012 and December 31, 2011.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Revenue from the sales of the Company’s products represents the invoiced value of goods, net of the value-added tax (“VAT”). All of the Company’s products that are sold in China are subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw and other materials that are included in the cost of producing the Company’s finished products.

Advertising expenses

Advertising costs are expensed as incurred.

Shipping and handling costs

All shipping and handling costs are included in cost of goods sold.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi (“RMB”) and management has adopted ASC 830, “Foreign Currency Matters”. The RMB is not freely convertible into foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Gain or Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2012, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, the Company accepted subscription agreements from investors and correspondingly sold 356,250 shares of its common stock pursuant to its current private placement offering, and received $1,425,000 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

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

SUNSI ENERGIES INC.

November 14, 2012	By:	/s/ David Natan
David Natan
Chief Executive Officer

November 14, 2012	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer