Form 10-K
period 2012-12-31
ForceField Energy Inc.
filed 2013-04-16
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

¨	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission file number:  333-145910

ForceField Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 39th Floor, New York, New York	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (212) 672-1786

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2012 was $42,347,657.

The number of shares of the registrant’s only class of common stock issued and outstanding was 16,181,761 shares as of April 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Information Statement on Schedule 14C to be filed with the Securities and Exchange Commission and delivered to shareholders in lieu of holding registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview

ForceField Energy Inc. (“ForceField” or, “we”, “us” “Company”) is an international manufacturer, distributor, and licensee of alternative energy products and technologies.

Name Change

On February 28, 2013, we changed our name from SunSi Energies Inc. (“SunSi”) to ForceField Energy Inc. With the exception of our wholly-owned subsidiary SunSi Energies Hong Kong Ltd. (“SunSi HK”) and SunSi USA, whose names shall remain unchanged for practicality reasons, all historic references to SunSi in this document have been changed to “ForceField”.  In March 2013, we formed  a wholly-owned subsidiary in Costa Rica, ForceField S.A. Our principal executive office is currently located in New York, New York and our website is www.forcefieldenergy.com. As a result of the name change, our registered common stock now trades on the OTCQB under the ticker symbol “FNRG”.  Formerly, prior to February 28, 2013, we traded under the ticker symbol “SSIE”.

Change of Fiscal Year End

Prior to December 7, 2011, the Company’s fiscal year-end was May 31. On December 8, 2011, the Company changed its year-end to December 31.

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) referred to in this Report prior to October 9, 2012 have been retroactively restated to reflect the Company’s one-for-two reverse capital stock split effective October 9, 2012, as described in Note 17 — Stockholders’ Equity to these consolidated financial statements.

ForceField Business Summary

ForceField is a U.S. based company with four distinct operating segments:

➢	Owns 50.3% of TransPacific Energy, Inc. (“TPE”) a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity.
➢	Is the exclusive North American distributor of LED commercial lighting and fixtures for a premier LED manufacturer in China.
➢
Is a significant producer of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for PV panels that convert sunlight to electricity. This TCS is sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant, both of which are located in China.

Company Business

Waste Heat Energy – TransPacific Energy (“TPE”)

On May 10 and May 17, 2012, we entered into two share exchange agreements (the “Agreements”) with shareholders of TransPacific Energy (“TPE”) to acquire an aggregate controlling equity interest of its common stock. TPE is a renewable energy technology corporation located in California and Nevada that designs and installs proprietary modular ORC units utilizing up to nine different proprietary refrigerant mixtures (which it has patented) to maximize heat recovery and convert that waste heat directly into electrical energy. Furthermore, the ORC units help to address greenhouse emissions and have qualified for various government and state subsidies available in the United States.

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

Through the period ended December 31, 2012, TPE has generated $240,238 of revenue. TPE contracts with a United States based independent third party to manufacture the major components of the ORC units. Additionally, TPE’s proprietary refrigerants are manufactured by another independent third party using TPE’s formulation.

A typical ORC application takes approximately six to nine months from the date of the initial order until final deployment. We believe that we can reduce this time frame to six months or less through operating efficiencies; however, there can be no assurances that we will be successful in doing so.

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

Organic Rankine Cycle (ORC) Background

The Organic Rankine Cycle (ORC) technology, which traces its roots to the 1970’s, is a key renewable energy technology and process that has been deployed at hundreds of sites around the world. ORC is utilized as a combination of energy conservation through the recovery of waste heat which is then converted into electricity.

ORC is a thermodynamic process where heat is transferred to a fluid at a constant pressure. The fluid is vaporized and then expanded in a vapor turbine that drives a generator, producing electricity. The fluid allows Rankine cycle heat recovery from lower temperature sources such as biomass combustion, industrial waste heat, geothermal heat, solar thermal power, and other sources. The low-temperature heat can itself be converted into electricity. According to Visiongain Ltd., an independent business information provider for the telecoms, pharmaceutical, defense, energy and the metals industries, February 2013 report, the value of the global waste heat energy market will reach $7.4 billion in 2013. Worldwide initiatives and government mandates including the 2009 American Recovery and Reinvestment Act are driving the implementation and utilization of renewable and converted sources of energy and fuel such as ORC. Other ORC incentive programs may include carbon credits, bonus depreciation, investment tax credit, production tax credit (original fuel dependent), renewable energy certificates, state grants and loans, and net metering.

Organic Rankine Cycle Market

ORC technology is a uniquely effective process that can be adapted for use in numerous industries and applications. The original applications of the technology were in geothermal and solar thermal plants. Today, the largest installed bases of the technology are found in biomass, combined heat and power plants, and in the industrial processes arena. The size of the market in the industrial processes area in the U.S. alone is estimated at $35 billion by the Gas Technology Institute of Des Plains, Il.

We are also targeting numerous international markets including China, where the level of CO² emissions is relatively high, opportunities abound in the iron, steel, and chemical industries, in addition to the fast-growing solar plant segment. Most industrial processes suffer from “unrecovered” waste heat. The waste heat lost from hot flue gases in particular is very high in the cement industry, along other segments such as petrochemicals, landfills (waste disposal), food processing, and others.

TPE Technology and Economics:

➢
There are existing technologies that take “waste heat” from an industrial smokestack and convert it into clean electricity at lower prices than from the electrical grid. This process is called the Organic Rankine Cycle and is a proven technology. ORC uses a turbine steam generator in a closed loop system to convert heat into electricity.

➢
TPE’s technology works at temperatures up to 950° Fahrenheit, whereas the competition’s ORC units currently cap out at 500° Fahrenheit. According to the US Department of Energy, ninety percent of waste heat is above 500° Fahrenheit but below 800°, a temperature range in which our ORC units operate, but above our competition’s range so we believe TPE technology’s addresses a very large potential market.

➢	TPE has nine proprietary refrigerants for an ORC turbine system and these refrigerants are water-based and non-toxic.
➢	This technology qualifies for a 30% government renewable energy grant for the cost of the equipment in some US states, and TPE’s system can generate additional energy savings of 20%-30%.

Renewable Energy Market Opportunity

According to the International Energy Agency (“IEA”) electricity demand is expected to double by 2030 and by then $11 trillion is expected to be spent on energy infrastructure. Renewable energy is expected to be a $500 billion component by 2017. As noted what makes TPE truly unique is that TPE’s proprietary technologies using ORC can access the entire market whereas its competition has less than 5% share of the market due to temperature application constraints.

TPE’s proprietary systems in certain applications reduce operating and maintenance costs and significantly improve return on capital expenditures; thus making the purchase of waste heat recovery systems that previously yielded nominal savings, economically viable thus potentially opening enormous new markets.

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

In August of 2012, President Obama signed an executive order to encourage energy efficiency investments for industrial facilities and creates a national goal of obtaining an additional 40 gigawatts of combined heat and power by 2020, a 50 percent increase from current standards. We believe that this type of focus and necessity to preserve energy will be beneficial to our ORC segment, and that we will be successful in executing our strategy for generating significant revenues and profits beginning in 2013. Additionally, we believe that TPE’s proprietary refrigerants will produce high levels of incremental energy when used in ORC applications; however there can be no assurance.

Prior to our acquisition of TPE in August 2012, TPE entered into two separate agreements with a large steel company in California (1 unit) and an aerospace company in Dallas(1 unit) to sell them ORC units. These ORC units are in the process of being built and are the first ORC units that will operate with our proprietary TPE fluids. These units will generate a breakeven gross margin for us because the cost of these ORC units includes very substantial one-time initial R&D and engineering work of approximately $400,000. These R&D expenses and engineering work can be leveraged and will reduce the cost of future ORC units. These costs were borne by TPE prior to our acquisition of them and do not impact our profitability.  During the period ended December 31, 2012 we recorded $240,438 in revenue from ORC sales and expect to record an additional $800,000 in aggregate revenue on these units during 2013 when they are completed. If the ORC units operate successfully at each location we expect to receive additional orders for ORC units from both companies although there can be no assurances.

On January 18, 2013, we entered into a definitive agreement to install up to four of our ORC units at the Zibo Qilin Fushan Iron & Steel Company (“Qilin”). Qilin, a steel producing company that is located in the Shandong province of China, is the subsidiary of a $28 billion Chinese entity. The ORC units will create significant value through the use of enhanced heat transfer techniques to maximize heat recovery and efficiently convert waste heat directly into renewable electrical energy. TPE determined that the Qilin plant can host four ORC units and generate up to 1.3 Megawatts of incremental electrical energy, annually. In the first phase of the project, we will install two ORC units that will generate approximately 650 Kilowatts of supplemental electricity. We will retain ownership of the ORC units and sell the supplemental electricity generated back to Qilin at a price discounted from the price they pay to their local utility company to purchase electricity. We expect to generate approximately $517,000 in revenue annually for a twenty year period. Upon successful completion of the first phase, we can at our discretion install two additional ORC units also generating 650 Kilowatts of supplemental electricity. The successful completion of the project is expressly contingent on our obtaining financing, on favorable terms in order to build our ORC units. We believe will be successful in obtaining such financing however we can provide no assurances.

We continue to assess other potential ORC projects in the United States and internationally and believe that we will enter into additional contracts that will generate ORC revenue, although there can be no assurances.

LED Lighting Distribution

On August 27, 2012, we entered into a five year distribution agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. (“Lightsky”) located in Shanghai, China, whereby we became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico.

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

We issued 150,000 shares of our restricted common stock valued at $780,000, which represents fair market value, as consideration for these exclusive rights. The shares are restricted for an eighteen month period from their date of issuance. In order to maintain its exclusivity and qualify for any automatic renewal periods beyond the five year period, we must achieve certain performance milestones.

We are marketing Lightsky’s products through our wholly-owned subsidiary SunSi USA, which was incorporated in 2012.

Key Strategic Business and Marketing Objectives

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

●
Offer complete or “turnkey” retro-fit LED project installation services to prospective customers by partnering with energy savings firms that will perform the installation of our Lightsky products, help to quantify potential future energy savings, prepare the appropriate documentation necessary for our customers to qualify for various tax subsidies and credits; as well as providing third party financing based upon the credit worthiness of the end-user of the LED products.

LED Technology

A Light Emitting Diode (LED) is a semiconductor device that converts electricity into light. LED lighting has been around since the 1960s, but recent advances in the performance of the LED have made them commercially feasible. LED fixtures are comprised of LED diodes which are combined with circuitry, housings and controllers to create the end product, the “LED fixture”. The ultimate efficiency of the LED fixture is only partly determined by the LED diode. The ultimate efficiency is determined by the way it is configured and engineered within the fixture. This is the differentiator in the industry, and what makes Lightsky’s products proprietary.

Recent advances in the performance of LEDs have made LED lighting applications commercially feasible. Lumens per watt from LED have increased to over 140 lumens today from only 55 lumens per watt just a few years ago making LED lighting a viable and economically attractive alternative to conventional lighting options.

Lightsky LED products perform at the highest level today surpassing traditional lighting in performance while offering energy efficiency savings up to 70%. With a longer than 50,000 hour rated operating life, maintenance costs and manpower diversions (including bulb and ballast replacement) will become a “thing of the past”.

By combining these recent LED advances with proprietary circuitry, mechanical thermal management, optics, electronics and controllers, Lightsky has created several widely used commercial grade lighting fixtures that exceed the resulting performance of present product development in the LED industry. Reliability, life expectancy and energy efficiency are superior with the Lightsky product. Lightsky has combined recent LED advances with proprietary circuitry, mechanical thermal management, optics, electronics and controllers to create superior lighting fixtures that produce energy savings of over 70% and a rated life of over 50,000 hours.

The LED light is considered “green” because of the absence of dangerous chemicals and minerals with a significant reduction in energy consumption. In certain applications, LED’s will reduce energy consumption by up to 70%. The paybacks on LED replacements of commercial lighting are as short as 18-36 months, but will soon be in the 6-24 month range. The use of higher quality diodes combined with proprietary circuitry, electronics and quality assembly means that Lightsky’s LEDs can achieve the 50,000-hour rated life of an LED. Large commercial and institutional users are our primary target market.

The Market Opportunity

It is estimated by the U.S Department of Energy (“DOE”) that there are over 2.5 billion lighting fixtures in commercial and industrial properties throughout the USA. The replacement cost of these fixtures alone could exceed one trillion dollars. According to Strategies Unlimited, a market research company based in Mountain View, CA, the LED market as a whole is forecasted to grow to $8.3 billion in 2014, with revenues for LED components alone reaching $3.1 billion in 2012.

The move to save energy will cause major changes in products that consume energy in coming years. Incentives will be expanded to encourage users to switch to more efficient technologies. However, the driving force will have to be the economics related to the replacement option. In that regard, advances in diode performance combined with the Lightsky technology have made many Lightsky LED fixtures highly desirable as a replacement to conventional fixtures in several applications.

Our LED products include replacement for the most common commercial and industrial fixtures in the USA: the fluorescent and HID light. Corporations have already begun studying and buying cost attractive LED alternatives to conventional lighting. This movement will continue to gain momentum as the cost of diodes falls, their performance rises, energy costs increase, incentives expand and we make even more advances in our applications/technology.

Market Size

In that same study, the DOE projected the rate of turnover for residential, commercial and industrial applications to LED technology based on the payback period of this new technology.

LED light fixtures are projected to overtake conventional light fixtures in coming years. Thus, the total market is ultimately reflective of the total lighting market in the USA and the world. While incandescent and fluorescent will make improvements as will HID lighting, incandescent will no longer be made after 2014 in the U.S.A. and the ROI on SSL is projected to be so favorable that replacement will dominate market decisions.

Lightsky’s replacements for HID lighting and Fluorescent lighting in Commercial and Industrial applications typically show or soon will show paybacks of 6-24 months.

Furthermore, we have achieved more attractive levels of payback than our industry competitors. These paybacks depend on the climate of the installation, hours of operation, the type of fixture being replaced, the energy costs in the specific locale, state and/or local energy saving incentives, the age and efficiency of the fixture being replaced, among other factors.

We believe recent improvements in the efficiency of the diode itself (which has been occurring annually) will increase efficiencies by 1/3. We expect that improvements in our product coupled with advancements in diode efficiencies will continue to shorten the payback period.

Another primary factor affecting the payback period is the number of hours that a light is left on at a property. Hospitals have many lights on 24/7/365. They are very conscious of their lighting bill.  Parking garages and many warehouse operations also use extended hour lighting.

We believe that payback periods will continue to fall based on several factors.

1.	The efficiency of the diode itself will continue to improve and the cost of energy will continue to increase over time.

2.	More incentives will be available from local, state and federal government programs.

3.	We will be able to improve efficiencies in our products through proprietary advances.

Primary Target Customers and Current Initiatives in Process

We expect to secure large corporate customers with extremely large property portfolios. It is expected that sales will be concentrated among large customers. These portfolios are often measured in millions of square feet.

We expect that hospitals, warehouse operations, large indoor spaces that use high intensity lighting and new construction are a few of the prime candidates for initial market penetration success.

We intend to excel at selling to some of the larger corporate and institutional prospects. Many have a commitment to “going green” and are the most conscious of ROI and related efficiency and design improvements that are offered by the LED lighting alternative.

Since we acquired the LED distribution rights in August 2012, we have entered into a numbers of trials for our Lightsky LED products. Additionally we have begun appointing sub-distributors to distribute our LED products. To date, we believe we have made good progress in establishing our sub distribution network and creating awareness of our LED products. A summary of our activity is as follows:

Sub-Distribution Agreement and Partnerships:

➢	On September 5, 2012 we retained the services of Global Resources Group, a Dallas based and well-established company specializing in building distribution networks and sales channels.

➢
On October 23, 2012, we announced that our entrance into a strategic alliance with Commonwealth Energy Group, LLC, an energy consulting firm focused on providing significant improvements in energy efficiency through green energy technology solutions. Through the strategic alliance, Commonwealth is expected to offer to its customers turnkey LED lighting solutions utilizing our LED products.

➢
On January 29, 2013, we entered into a distribution agreement with Gonneville, Inc., a Service-Disabled, Veteran-Owned, Small Business Enterprise (SDVOB) and a Small Business Enterprise (SBE) which specializes in the distribution of MultiQuip (MQ) power generation and lighting equipment. Gonneville s customers include California and federal government agencies, which generally require multiple bids.

➢
On February 22, 2013, we announced our entrance into a 5-year distribution agreement for both LED and ORC products which was signed with DEK International (“DEK”), a global supplier of gaming tables, slots and bingo products to the gaming industry. Initially, our LED products will be marketed by DEK on its website and marketing materials. Headquartered in Panama, DEK operates through a network of offices in more than 25 countries with a core presence in Latin America.

➢
On March 11, 2013 we signed a cross-distribution agreement with PowerOneData whereby each company will represent and sell each other’s energy efficiency products and solutions in the United States, Canada, Mexico, and Latin America. PowerOneData will initially focus on distributing the LED products and solutions in conjunction with its Automated Street Light Management (ASLM) system, and ForceField will focus on the distribution of PowerOneData’s smart meters, Genii™ advanced Database Management Software and other related products and software.

Currently we are bidding on a number of projects of varying sizes, one of which is a streetlight project in Costa Rica which could generate in excess of $10.0 million in revenue over a five year period. Additionally we have LED trials in process at a number of locations throughout the United States and in Latin America. We expect to win a number of these bids including the large Costa Rica bid, however, there can be no assurances we will be successful

Also as part of our LED marketing activity, we expect to be able to offer non-recourse third party financing to potential LED clients. In March 2013 we entered into an agreement with two of the top ten U.S. banks to provide such financing with potential credit limits in the millions of dollars. This program enables them to obtain, in some cases up to 100% financing for an LED project with the Company at competitive rates depending on the credit-worthiness of the client. This debt or lease obligation would be carried on the books of the client and not that of the Company. We believe that the type of client we are targeting would qualify for such financing thus enabling us to sell our LED products to them and be paid in full without the necessity of providing internal capital. There can be no assurances that this financing program will be successful or that our targeted clients will qualify for such financing.

We did not record any revenues from the sale of our LED products for the period ended December 31, 2012 and expect to record approximately $25,000 in LED revenue for the period ended March 31, 2013. We believe the establishment of a sub-distribution network which we expect to continue to expand in size as well as the projects we are currently bidding on and have already generated revenue from, will result in significant LED revenue in 2013 and beyond, although there can be no assurances.

Trichlorosilane Manufacturing

Manufacturing

We own a 60% equity interest in Wendeng He Xie Silicon Co. Ltd. (“Wendeng”), a trichlorosilane manufacturing company located in the Shandong province of China close to strategic ports, including Weihai and Qingdao. The state-of-the-art Wendeng facility was built in 2008 and currently has an annual capacity of 30,000 MT of TCS.

Wendeng has production capacity to 30,000 MT and no capacity increases are expected for the foreseeable future.

Distribution

We own 90% of Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”) a distribution company based in China which gives us the exclusive domestic and international distribution rights to 100% of the production of trichlorosilane from Zibo Baoyun Chemical Plant (“ZBC”). ZBC has an annual production capacity of 25,000 metric tons (“MT”). As part of the Baokai distribution rights, ZBC agreed to sell Baokai all of its TCS production at a price of cost, plus a 10% to 15% mark-up depending on the nature of the sale. By mutual agreement with ZBC, Baokai currently earns a profit margin of only 2%  because all of Baokai’s sales have come from existing customers of ZBC and from the efforts of the ZBC sales force. Due to the global decline in the TCS market as described throughout this report it is unlikely we can expand Baokai’s client base for the foreseeable future.

Trichlorosilane, Polysilicon and PV Production

TCS is a colorless liquid containing silica powder, hydrogen and chlorine and is the critical intermediate compound used to produce pure polysilicon. It takes approximately 6.5 MT of TCS to make 1 MT of polysilicon. Polysilicon cannot be produced without TCS. According to various industry sources approximately 75% of all solar panels manufactured in the world today use polysilicon based technology. The remaining 25% of the panels manufactured do not require the usage of TCS.

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

Overall the current outlook and industry forecast is highly uncertain due to changing government incentives for solar energy projects worldwide, and a current glut in polysilicon inventories which have led to decreasing polysilicon prices and correspondingly, TCS prices.

TCS Market and our Future Strategy Since November 2011, the low price of polysilicon coupled with the significant oversupply of polysilicon has had a material adverse impact on the price that we could sell TCS for and the level of plant utilization at Wendeng and our exclusive supplier to Baokai, ZBC. This has negatively impacted our revenues and results of operations. Due to the current polysilicon oversupply situation we believe that an industry consolidation is occurring where we will emerge as one of the strongest entities and lowest cost producers. Our Wendeng facility except for a brief period when it operated in November 2012, has been closed since December 2011. We had expected Wendeng to open in 2012; however, the ongoing low pricing of polysilicon and the dumping of pre-existing polysilicon inventories below cost by many polysilicon companies in order to generate cash flow has resulted in low price bids from our customers to supply them TCS at levels which would not enable us to operate profitably. During 2012, our cash operating losses at Wendeng were approximately $10,000-$20,000 per month. These losses are significantly less than the loss we would have incurred by producing TCS and selling it at the market price during 2012 which was below our cash cost of production. Therefore, our operating losses were lower by staying closed rather than manufacturing TCS at a significantly higher loss. Our Wendeng facility sold some of its existing inventory during 2012 at a loss however, it has not manufactured any significant amounts of TCS during 2012.

In late March and early April 2013 Wendeng sold approximately 40-50 metric tons of TCS from its existing inventory and began the process of opening the Wendeng production facility to begin manufacturing TCS for a subsidiary of GCL-Poly Energy Holdings Ltd, the world's biggest polysilicon manufacturer who has placed an order with Wendeng to produce up to 1,500 metric tons per month for a 12 month period. Based on current TCS pricing, the order if completely fulfilled and delivered by Wendeng, would generate approximately $9.7 million dollars in revenue. There can be no assurances that the order will be completely fulfilled.

Due to the recent volatile nature of the TCS industry, and the desire of many polysilicon makers to sell their existing inventory below cost to generate cash flow and since TCS industry operates on a “spot price” market there can be no assurances that Wendeng’s client will take full delivery of the 18,000 metric tons. Nor can there be any assurances that Wendeng will open and begin manufacturing TCS. However, we believe based on current indications that this client will place a non-cancellable order for the first month of production of 1,500 metric tons.

Baokai, our TCS distribution company, has been open and closed at various periods during 2012 and through early 2013.  During this period of time, the Baokai distribution segment has operated at a breakeven level because we are not incurring any significant marketing or business development expenses directly associated with Baokai operations.

The world polysilicon prices have decreased drastically from selling at a high of $475 per kilogram (“kg”) in 2008 to a low of $15.83 per kg in December 2012. Polysilicon average spot prices have been recently increasing somewhat, most recently trading at $16.16 per kg on January 23, 2013 and up to $17.50 per kg on March 4, 2013. Mercom Capital Group in its weekly Solar Market Intelligence Report dated March 4, 2013, offered the following positive insights for the polysilicon market:

●	Spot polysilicon prices are rising, in part due to Chinese anti-dumping investigation against polysilicon import from the US, EU, and Korea

●	Despite limited transactions in the spot market for PV grade polysilicon, PV poly makers continue raising their prices

●	So far in 2013, China based polysilicon prices have been rebounding the most, pushing international firms to adjust quotes as well

●	The prices are up slightly across the supply chain due to continued strong demand from China, Japan and U.S.

Despite recent upticks, as a result of these historically low prices for polysilicon, the great majority of China’s polysilicon plants; and other polysilicon plants around the world have suspended production at some point during 2012 and continue to do so in early 2013. An estimated 50-80% of China’s polysilicon capacity is currently idle. Based on the recent order we received at Wendeng, our industry knowledge and market information available we expect to see continuing improvement in the first half of 2013 with further improvement in the latter half of 2013 and beyond, although there can be no assurances.

Intellectual Property

TPE has a perpetual license agreement with the founder of TransPacific to use his ORC patent granted on October 2, 2012, “Power generator using an organic Rankine cycle drive with refrigerant mixtures and low waste heat exhaust as a heat source”. The patent relates to a Rankine cycle system which uses as a refrigerant one of several quaternary organic heat exchange fluid mixtures which provide substantially improved efficiency and are environmentally sound, typically containing no chlorofluorocarbons (CFCs) or hydrochlorofluorocarbons (HCFCs). The system includes a closed circuit in which the refrigerant is used to drive a turbine, which may be used to drive an electric generator or for other suitable purposes.

Government Incentives and Regulations

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology and waste heat energy, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our products.

ORC

Deployment and operation of our ORC units are subject to the state and national laws of the jurisdiction of their location. In the Unites States, in addition to any state laws, our ORC units are regulated by the Public Utility Regulatory Act of 1978, which gives preferential rates and treatment to facilities under 80MW(Megawatts) which use renewable fuels or are cogeneration facilities.

Currently fourteen states – CA, CO, CT, IL, IN, LA, MI, NV, ND, OH, OK, SD, UT and WV – provide incentives for waste heat projects

Solar

The development of TCS manufacturing plants and the installation of solar PV systems is subject to oversight and regulation in accordance with foreign, national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. Any new government regulations or utility policies pertaining to TCS production or PV systems may result in significant additional expenses to us and, as a result, could cause a significant reduction in demand for PV installations. In addition, the manufacture of TCS involves the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. Under various foreign, federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances.
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

LED

There are numerous state and federal incentives for LED lighting systems.

Competition

ORC

Currently, competitors in the ORC market range from large companies such as Ormat, UTC Power, Enertime, GE, MAxxtec/Adoratec and others such as United Technologies, Turboden, SMA Solar Technology AG, Fronius International GmbH and Power-One Inc. to emerging companies offering alternative Organic Rankine Cycles or other solar electronics products.

LED

Our LED Products segment's primary competitors are Cree, Inc., Nichia Corporation (Nichia), OSRAM Semiconductor GmbH (OSRAM), Koninklijke Philips Electronics N.V. (Philips), and Samsung LED Company (Samsung).

TCS

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

Currently, we believe there are approximately less than 10 independent stand-alone TCS producers in China. Due to the recent significant decline in the TCS industry in China during 2012 in which many TCS producers were idled or became insolvent, accurate data is difficult to determine. We believe many of the smaller production facilities are no longer operating due to the reduction in the price of polysilicon described throughout this report. We believe total independent Chinese TCS production capacity is approximately 300,000 MT per year.

China’s independent TCS producers are mainly located in Jiangxi, Tangshan of Hebei, Zibo of Shandong, Chongqing of Sichuan, Wuhan of Hubei, and Shanghai. We believe our main direct competitors are Leshan Yongxiang Resins Co., Ltd., Tangshan Sunfar Silicon Industries Co., Ltd., Huaxiang Chemical Industry Co., Ltd., and Kaihua Synthetic Material Co., Ltd.

Employees

We have 42 full-time employees, 37 of these employees are located in China; 3 are employed at the corporate offices; and 2 are employed at TPE usinessbin California.

ITEM 1A. RISK FACTORS.

Risks Related to our ORC Business

TransPacific’s Organic Rankine Cycles systems may not achieve broad market acceptance, which would prevent us from increasing our revenue and market share.

If we fail to achieve broad market acceptance of our products, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broad market acceptance for our products will be impacted by a number of factors, including:

●	our ability to timely introduce and complete new designs and timely qualify and certify our products;
●	whether the owners of industrial or commercial facility will be willing to purchase Organic Rankine Cycles systems from us given our limited operating history;
●	our ability to obtain long-term financing for Organic Rankine Cycles installations based on our product platform on acceptable terms or at all;
●	our ability to produce Organic Rankine Cycles systems that compete favorably against other solutions on the basis of price, quality, reliability and performance;
●	our ability to develop products that comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and
●	our ability to develop and maintain successful relationships with our customers and suppliers.

In addition, our ability to achieve increased market share will depend on our ability to increase sales to industrial and commercial facilities and the various sources including solar, biomass, hot flue gases from process industry, landfill, geothermal, gray water/hot fluids and warm ocean waters. These potential clients often have in certain cases made substantial investments in other type of systems, which may create challenges for us to achieve their adoption of our Organic Rankine Cycles solution.

The Organic Rankine Cycle industry is highly competitive and we expect to face increased competition as new and existing competitors introduce Organic Rankine Cycle products, which could negatively impact our results of operations and market share.

Marketing and selling our Organic Rankine Cycle solutions against traditional solutions is highly competitive, and we expect competition to intensify as new and existing competitors enter the Organic Rankine Cycle market. We believe that there are possibly a number of companies developing Organic Rankine Cycle and other products that will compete directly with our Organic Rankine Cycle systems.

Some of our competitors have announced plans to introduce Organic Rankine Cycle products that could compete with our Organic Rankine Cycle systems. Several of our existing and potential competitors are significantly larger, have greater financial, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Further, certain competitors may be able to develop new products more quickly than us and may be able to develop products that are more reliable or which provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our Organic Rankine Cycle systems in order to compete effectively. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross profit would suffer.

We also may face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally. For instance, solar module manufacturers could attempt to develop components that directly perform DC to AC conversion in the module itself. Due to the fact that such customers may not seek to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than we would charge such customers. As a result, these customers may purchase fewer of our Organic Rankine Cycle systems or sell products that compete with our Organic Rankine Cycles s systems, which would negatively impact our revenue and gross profit.

A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition and results of operations.

We believe that a system owner’s decision to purchase an Organic Rankine Cycles system is strongly influenced by the cost of electricity generated by the proposed system relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources, including electricity from Organic Rankine Cycles. Decreases in the retail prices of electricity from the utility grid would make it more difficult for all Organic Rankine Cycles systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of an Organic Rankine Cycles systems less economically attractive and lowering sales of our Organic Rankine Cycles systems. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Moreover, technological developments by our competitors in the solar components industry, including manufacturers of central inverters, could allow these competitors or their partners to offer electricity at costs lower than those that can be achieved from Organic Rankine Cycles installations based on our product platform, which could result in reduced demand for our products. If the cost of electricity generated by Organic Rankine Cycles systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.

We depend upon one outside contract manufacturer. Our operations could be disrupted if we encounter problems with this contract manufacturer.

We do not have internal manufacturing capabilities, and rely upon contract manufacturers to build our products. Our reliance on those contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

The revenues that our contract manufacturer generates from our orders represent a relatively small percentage of its overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which our Organic Rankine Cycles are manufactured are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.

If our contract manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenues, harm our relationships with our customers and damage our relationships with our distributors and end customers and cause us to forego potential revenue opportunities.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled technical people is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our strategic objectives and our business could suffer.

Risks Related to Our LED Business

We face significant challenges managing our growth as the market adopts LEDs for general lighting.

Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited and faces significant challenges before widespread adoption.

If we are unable to effectively develop, manage and expand our distribution channels for our products, our operating results may suffer.

We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell LED lighting products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to deliver them in the timeline established by our customers.

We intend to sell a substantial portion of our products to distributors. We will rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence.

The risks of inventory obsolescence are especially true with technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any control.

We depend upon one outside contract manufacturer. Our operations could be disrupted if we encounter problems with this contract manufacturer.

All of our products are manufactured by Shanghai Lightsky Optoelectronics Technology Co., Ltd. located in Pujiang Town, Minhang district, Shanghai, China (“Lightsky”).  Under the terms of our exclusive distribution agreement we are required to purchase all of our LED products from Lightsky.  If Lightsky is unable to deliver our products on a timely basis at a competitive price, our business may be adversely impacted.

The markets in which we operate are highly competitive and have evolving technical requirements.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components as well as those that sell LED lighting products. Competitors continue to offer new LED products with aggressive pricing and improved performance. Competitive pricing pressures may change and could impact our gross margins.

We will operate in an industry that is subject to significant fluctuation in supply and demand that affects our LED revenue and profitability.

The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of product cycles and declines in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure.

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies, could impact the demand for our LED products.

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our LED products.

Demand for our LED products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, the Energy Independence and Security Act of 2007 in the United States imposed constraints on the sale of incandescent lights which began in 2012. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products.

Risks Related to Our TCS Business

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

We operate in an intensely competitive industry, and there can be no assurance that we will be able to compete effectively.

The TCS business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the TCS we intend to sell. There are numerous other entities operating TCS plants, some of which are near or in our potential trade territory and supply region. Additionally, the Wendeng plant and Baokai operation will be in direct competition with other TCS producers, many of which have greater resources than we do. In light of such competition, and the current oversupply of polysilicon in the world and in China and there is no assurance that we will be able to compete or successfully sell our products at a profitable price.

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

Our operating costs could be higher than we expect, and this could reduce any profits. In addition to general market fluctuations and economic conditions, we could experience significant operating cost increases from numerous factors, many of which are beyond our control. These increases could arise from, among others:

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

Risks Related to Doing Business in China

Our TCS business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

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

Risks Related to Regulation and Governmental Action

Compliance with new and existing environmental laws and regulations could significantly increase our costs.

To operate our TCS plant, we need to comply with a number of permitting requirements. We may have difficulties obtaining these permits.

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

Our Common Stock trades on the OTCQB.

Our Common Stock is currently listed for trading on the OTCQB, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. For companies whose securities are traded on the OTCQB, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In late September 2011 we applied for listing on the NASDAQ Capital Markets. Although we met all of the NASDAQ’s quantitative listing criteria by the end of November 2012 in terms of minimum net worth, trading price and number of shareholders, NASDAQ has discretionary authority whether to grant to listing so there is a possibility that we may not be accepted for listing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wendeng

Our Wendeng TCS manufacturing facilities and related offices are located on approximately 11 acres of property in Beizhenge Village, Mishan Town, Wendeng City, China. The annual property tax is approximately $20,000.

TPE

Corporate Offices

We lease our principal offices at 245 Park Avenue, 39th Floor, New York, New York, 10167 at a cost of $2,400 per year. Our phone number is (212) 672-1786.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB of OTC Markets. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCQB under the symbol “FNRG”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2012	$5.50	$4.62
September 30, 2012	$5.64	$3.40
June 30, 2012	$4.52	$2.10
March 31, 2012	$7.60	$2.42
December 31, 2011	$8.20	$6.00
September 30, 2011	$8.06	$6.80
June 30, 2011	$7.10	$6.00
March 31, 2011	$7.20	$5.40

Holders of Our Common Stock

As of April 10, 2013, we had 16,181,761 shares of our common stock issued and outstanding, held by 608 shareholders of record.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2012, we had the following issuances of unregistered securities:

On October 10, 2012, we issued 4,800 shares of our common stock for compensation of the independent members of our board of directors. The shares issued were valued at $24,000.

From October 1 to December 31, 2012, as part of an ongoing private placement of up to 1,500,000 shares of our common stock, we sold 212,750 shares of our common stock to 14 accredited investors at $4.00 per share, resulting in gross proceeds of $851,000. The proceeds, net of commissions, were $765,900. In connection with the private placement, we issued warrants to purchase 212,750 shares of our common stock at an exercise price of $4.00 per share for a term of one year.

With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we disclaim any obligation to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Annual Report.

ForceField is a U.S. based company with four distinct operating segments:

➢	Owns 50.3% of TransPacific Energy, Inc. (“TPE”) a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity.
➢	Is the exclusive North American distributor of LED commercial lighting and fixtures for a premier LED manufacturer in China.
➢
Is a significant producer of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for PV panels that convert sunlight to electricity. This TCS is sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant, both of which are located in China.

Results of Operations for the Years Ended December 31, 2012 and 2011

ORC Overview

Prior to our acquisition of TPE in August 2012, TPE entered into two separate agreements with a large steel company in California (1 unit) and an aerospace company in Dallas (1 unit) to sell them ORC units. These ORC units are in the process of being built and are the first ORC units that will operate with our proprietary TPE fluids. These units will generate a breakeven gross margin for us because the cost of these ORC units includes very substantial one-time initial R&D and engineering work of approximately $400,000. These R&D expenses and engineering work can be leveraged and will reduce the cost of future ORC units. These costs were borne by TPE prior to our acquisition of them and do not impact our profitability.  During the period ended December 31, 2012 we recorded $240,438 in revenue from ORC sales and expect to record an additional aggregate $800,000 in revenue on these units during 2013 when they are completed. If the ORC units operate successfully at each location we expect to receive additional orders for ORC units from both companies although there can be no assurances.

On January 18, 2013, we entered into a definitive agreement to install up to four of our ORC units at the Zibo Qilin Fushan Iron & Steel Company (“Qilin”). Qilin, a steel producing company that is located in the Shandong province of China, is the subsidiary of a $28 billion Chinese entity. The ORC units will create significant value through the use of enhanced heat transfer techniques to maximize heat recovery and efficiently convert waste heat directly into renewable electrical energy. TPE determined that the Qilin plant can host four ORC units and generate up to 1.3 Megawatts of incremental electrical energy, annually. In the first phase of the project, we will install two ORC units that will generate approximately 650 Kilowatts of supplemental electricity. We will retain ownership of the ORC units and sell the supplemental electricity generated back to Qilin at a price discounted from the price they pay to their local utility company to purchase electricity. We expected to generate approximately $600,000 in revenue annually, for a twenty year period. Upon successful completion of the first phase, we can at our discretion install two additional ORC units also generating 650 Kilowatts of supplemental electricity. The successful completion of the project is expressly contingent on our obtaining financing on favorable terms in order to build our ORC units. We believe will be successful in obtaining such financing however we can provide no assurances.

We continue to assess other potential ORC projects in the United States and internationally and believe that we will enter into additional contracts that will generate ORC revenue, although there can be no assurances.

LED Overview

Since we acquired the LED distribution rights in August 2012, we have entered into a numbers of trials for our Lightsky LED products.  Additionally we have begun appointing sub-distributors to distribute our LED products. To date, we believe we have made good progress in establishing our sub-distribution network and creating awareness of our LED products.  A summary of our activity is as follows:

Sub-Distribution Agreement and Partnerships:

➢	On September 5, 2012 we retained the services of Global Resources Group a Dallas based and well-established company specializing in building distribution networks and sales channels.

➢
On October 23, 2012, we announced that our entrance into a strategic alliance with Commonwealth Energy Group, LLC, an energy consulting firm focused on providing significant improvements in energy efficiency through green energy technology solutions. Through the strategic alliance, Commonwealth is expected to offer to its customers turnkey LED lighting solutions utilizing our LED products.

➢
On January 29, 2013, we entered into a distribution agreement with Gonneville, Inc., a Service-Disabled, Veteran-Owned, Small Business Enterprise (SDVOB) and a Small Business Enterprise (SBE) which specializes in the distribution of MultiQuip (MQ) power generation and lighting equipment. Gonneville’s customers include California and federal government agencies, which generally require multiple bids.

➢
On February 22, 2013, we announced our entrance into a 5-year distribution agreement for both LED and ORC products which was signed with DEK International (“DEK”), a global supplier of gaming tables, slots and bingo products to the gaming industry. Initially, our LED products will be marketed by DEK on its website and marketing materials. Headquartered in Panama, DEK operates through a network of offices in more than 25 countries with a core presence in Latin America.

➢
On March 11, 2013 we signed a cross-distribution agreement with PowerOneData whereby each company will represent and sell each other’s energy efficiency products and solutions in the United States, Canada, Mexico, and Latin America. PowerOneData will initially focus on distributing the LED products and solutions in conjunction with its Automated Street Light Management (ASLM) system, and ForceField will focus on the distribution of PowerOneData’s smart meters, Genii™ advanced Database Management Software and other related products and software.

Currently we are bidding on a number of projects of varying sizes, one of which is a streetlight project in Costa Rica which could generate in excess of $10.0 million in revenue over a five year period. Additionally we have LED trials in process at a number of locations throughout the United States and in Latin America. We expect to win a number of these bids including the large Costa Rica bid, however, there can be no assurances we will be successful.

Also as part of our LED marketing activity, we expect to be able to offer non-recourse third party financing to potential LED clients. In March 2013 we entered into an agreement with two of the top ten U.S. banks to provide such financing with potential credit limits in the millions of dollars. This program enables them to obtain, in some cases up to 100% financing for an LED project with the Company at competitive rates depending on the credit-worthiness of the client. This debt or lease obligation would be carried on the books of the client and not that of the Company. We believe that the type of client we are targeting would qualify for such financing thus enabling us to sell our LED products to them and be paid in full without the necessity of providing internal capital. There can be no assurances that this financing program will be successful or that our targeted clients will qualify for such financing.

We did not record any revenues from the sale of our LED products for the period ended December 31, 2012 and expect to record approximately $25,000 in LED revenue for the period ended March 31, 2013. We believe the establishment of a sub-distribution network which we expect to continue to expand in size as well as the projects we are currently bidding on and have already generated revenue from, will result in significant LED revenue in 2013 and beyond, although there can be no assurances.

TCS Overview

Since November 2011, the low price of polysilicon coupled with the significant oversupply of polysilicon has had a material adverse impact on the price that we could sell TCS for and the level of plant utilization at Wendeng and our exclusive supplier to Baokai, ZBC. This has negatively impacted our revenues and results of operations. Due to the current polysilicon oversupply situation we believe that an industry consolidation is occurring where we will emerge as one of the strongest entities and lowest cost producers. Our Wendeng facility except for a brief period when it operated in November 2012, has been closed since December 2011. We had expected Wendeng to open in 2012; however, the ongoing low pricing of polysilicon and the dumping of pre-existing polysilicon inventories below cost by many polysilicon companies in order to generate cash flow has resulted in low price bids from our customers to supply them TCS at levels which would not enable us to operate profitably. During 2012, our cash operating losses at Wendeng were approximately $10,000-$20,000 per month. These losses are significantly less than the loss we would have incurred by producing TCS and selling it at the market price during 2012 which was below our cash cost of production. Therefore, our operating losses were lower by staying closed rather than manufacturing TCS at a significantly higher loss. Our Wendeng facility sold some of its existing inventory during 2012 at a loss however, it has not manufactured any significant amounts of TCS during 2012.

In late March and early April 2013 Wendeng sold approximately 40-50 metric tons of TCS from its existing inventory and began the process of opening the Wendeng production facility to begin manufacturing TCS for a subsidiary of GCL-Poly Energy Holdings Ltd, the world's biggest polysilicon manufacturer who has placed an order with Wendeng to produce up to 1,500 metric tons per month for a 12 month period. Based on current TCS pricing, the order if completely fulfilled and delivered by Wendeng, would generate approximately $9.7 million dollars in revenue. There can be no assurances that the order will be completely fulfilled.

Due to the recent volatile nature of the TCS industry, and the desire of many polysilicon makers to sell their existing inventory below cost to generate cash flow and since the TCS industry operates on a “spot price” market there can be no assurances that Wendeng’s client will take full delivery of the 18,000 metric tons. Nor can there be any assurances that Wendeng will open and begin manufacturing TCS. However, we believe based on current indications that this client will place a non-cancellable order for the first month of production of 1,500 metric tons.

Baokai, our TCS distribution company, has been open and closed at various periods during 2012 and through early 2013. During this period, the Baokai distribution segment operated at a breakeven level because we did not incur any significant marketing or business development expenses directly associated with Baokai operations.

The world polysilicon prices have decreased drastically from selling at a high of $475 per kilogram (“kg”) in 2008 to a low of $15.83 per kg in December 2012. Polysilicon average spot prices have been recently increasing somewhat, most recently trading at $16.16 per kg on January 23, 2013 and up to $17.50 per kg on March 4, 2013. Mercom Capital Group in its weekly Solar Market Intelligence Report dated March 4, 2013, offered the following positive insights for the polysilicon market:

●	Spot polysilicon prices are rising, in part due to Chinese anti-dumping investigation against polysilicon import from the US, EU, and Korea
●	Despite limited transactions in the spot market for PV grade polysilicon, PV poly makers continue raising their prices
●	So far in 2013, China based polysilicon prices have been rebounding the most, pushing international firms to adjust quotes as well
●	The prices are up slightly across the supply chain due to continued strong demand from China, Japan and U.S.

Despite recent upticks, as a result of these historically low prices for polysilicon, the great majority of China’s polysilicon plants; and other polysilicon plants around the world have suspended production at some point during 2012 and continue to do so in early 2013. An estimated 50-80% of China’s polysilicon capacity is currently idle. Based on the recent order we received at Wendeng, our industry knowledge and market information available we expect to see continuing improvement in the first half of 2013 with further improvement improve in the latter half of 2013 and beyond, although there can be no assurances.

Segment Results

The following table sets forth operations by segment for the years ended December 31, 2012 and 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2012	$1,202,450	$686,353	$240,238	$—	$—	$2,129,041
2011	$14,546,790	$13,791,599	$—	$—	$—	$28,338,389
Cost of goods sold:
2012	$1,178,389	$654,207	$240,238	$—	$—	$2,072,834
2011	$14,234,315	$9,881,216	$—	$—	$—	$24,115,531
Gross margin:
2012	$24,061	$32,146	$—	$—	$—	$56,207
2011	$312,475	$3,910,383	$—	$—	$—	$4,222,858
Operating expenses:
2012 (2)	$68,310	$1,770,458	$57,950	$148,626	$1,986,312	$4,031,656
2011 (1)	$389,697	$5,958,175	$—	$—	$1,020,970	$7,368,842
Other income (expense):
2012	$—	$(287,449)	$—	$—	$(19,010)	$(306,459)
2011	$—	$—	$—	$—	$—	$—
Provision for income taxes:
2012	$(129,788)	$(229,106)	$(23,138)	$—	$48,204	$(338,828)
2011	$58,802	$109,944	$—	$—	$—	$168,746
Net income (loss):
2012	$85,539	$(1,796,655)	$(34,812)	$(148,626)	$(2,053,526)	$(3,948,080)
2011	$(136,024)	$(2,157,736)	$—	$—	$(1,020,970)	$(3,314,730)
———————
(1) 2011 Includes goodwill impairment charge of $312,433 and $2,487,567 at Baokai and Wendeng, respectively.
(2) 2012 Includes goodwill impairment charge of $607,422 at Wendeng.

Our operating segments do not sell any products to each other, and accordingly, there are no inter-segment revenues to be reported.

Revenue

Sales for the year ended December 31, 2012 totaled $2,129,041, compared to $28,338,389 for the year ended December 31, 2011.

Sales for the year ended December 31, 2012 and 2011 were comprised of $1,202,450 and $14,546,790, respectively, from our Baokai segment; $686,353 and $13,791,599, respectively, from our Wendeng segment; and $240,238 and nil, respectively, from our ORC segment. All sales for Baokai and Wendeng segments were recorded within China; with the exception of one sale made by Wendeng to Russia valued at approximately $188,000 in 2011. All revenue recognized by our ORC segment was recorded within the United States; no prior year period comparable results exist as our ORC segment was acquired on August 20, 2012.

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

Gross margin for the year ended December 31, 2012 was $56,207, compared to $4,222,858 for the year ended December 31, 2011. Gross margin percentage for the year ended December 31, 2012 was 2.6%, compared to 14.9% for the year ended December 31, 2011.

The decrease in gross margin is primarily attributable to the decreased level of sales and sales prices realized compared to the prior year periods. Our gross margin and gross margin percentage continue to be adversely impacted by the low price levels and demand for polysilicon.

For the year ended December 31, 2012, we realized a gross margin percentage of 2.0% at our Baokai segment, compared to a gross margin percentage of 2.1% in the prior year period. Our margins are currently fixed at 2% on sales recorded at our Baokai segment. We are a distributor of TCS produced by Zibo Baoyun Chemical Factory. Our purchase price is fixed to the percentage of the selling price; therefore, our gross margin percentage is not affected by market price fluctuations. We have the opportunity to realize greater margin percentages, potentially up to 10-15%, at our Baokai segment if we introduce new customers to ZBC. There can be no assurances that we will be successful in generating new customers or realizing these higher margin opportunities.

For the year ended December 31, 2012, we realized a gross margin percentage of 4.7% at our Wendeng segment, compared to a gross margin percentage of 28.4% in the prior year period. The decrease in gross margin and gross margin percentage at our Wendeng segment is directly attributable to the decline in the segment’s product sales and sale prices as described above.

For the year ended December 31, 2012, we realized an effective gross margin percentage of 0.0% at our ORC segment. This ORC project was in process prior to our acquisition of TPE. It was contracted with the intention of demonstrating the viability of TPE’s technology. We do not expect this project to generate any positive gross margin. We do expect to generate significant revenues and gross margins from future ORC projects; however, we can provide no assurances.

Professional Fees

Professional fees totaled $582,297 for the year ended December 31, 2012, compared to $772,868 for the year ended December 31, 2011.

Professional fees consist of legal, accounting and other consulting or service provider fees. Most of our professional services are attributable to our status as a publicly traded company. The decrease in our professional fees when compared to the prior year is largely attributable to the increased audit accounting review and compliance services related to the acquisitions of our Chinese subsidiaries in late 2010 and early 2011, of which all were paid during 2011.

General and Administrative Expenses

General and administrative (“G&A”) expenses totaled $2,841,937 for the year ended December 31, 2012, compared to $3,795,974 for the year ended December 31, 2011.

The primary components of our G&A expenses include salaries and benefits not directly associated with our manufacturing processes, depreciation on non-production capital assets, amortization, facility costs and maintenance, investor relations activities and various administrative and office expenses. The decrease in our G&A expenses for the year ended December 31, 2012 when compared to the prior year period is largely attributable to the temporary closure of our Wendeng facility.

Provision for Income Taxes

We recorded an income tax benefit of ($333,828) for the year ended December 31, 2012, compared to a provision for income taxes of $168,746 for the year ended December 31, 2011.

Our provisions for income taxes or income tax benefits include the results of the operations realized at our Chinese subsidiaries. They are recorded at a 25% tax rate, which is the statutory rate in China for all earnings. Any profits generated in China are not available for offset against net operating losses in the United States.

As of December 31, 2012, we had federal, state and foreign net operating loss carryforwards aggregating $5,195,614 that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2032.

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. We evaluate the carrying amount of goodwill for impairment annually on December 31 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Due to the inability to meet anticipated sales growth, we assessed the acquired goodwill associated with our related business units for impairment as of December 31, 2012. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. Our evaluation of goodwill resulted in a total impairment charge of $607,422; of which all was attributed to Wendeng.

At December 31, 2011, our evaluation of goodwill resulted in a total impairment charge to its goodwill of $2,800,000; of which $2,487,567 was attributed to Wendeng and $312,433 was attributed to Baokai.

Net loss attributable to ForceField's common shareholders

For the year ended December 31, 2012, we incurred a net loss of ($3,948,080), compared to a net loss of ($3,314,730) for the year ended December 31, 2011. After deducting the net loss from noncontrolling interests, our net loss attributable to our common shareholders was ($3,220,672) and ($2,438,033) for each year respectively.

The weighted average number of basic and fully diluted shares outstanding for the year ended December 31, 2012 was 15,390,259 compared to 14,635,641 for the year ended December 31, 2011.

There are no dilutive equivalents included in our calculation of fully diluted shares for the years ended December 31, 2012 and 2011, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At December 31, 2012, we had cash on hand of $994,149. Of this amount, $624,688 was on deposit with institutions located in the United States, $369,418 in China and $43 in Hong Kong. For the foreseeable future, we do not intend to repatriate any funds from China to support our operations within the United States. Prior to our acquisition of a controlling interest in TPE and the exclusive North American distribution rights to Lightsky products, our U.S.-based operations consisted solely of a holding company that incurred expenses and had no revenue generating activities. Proceeds generated from private placements of our common stock and loans have been the primary sources of funding for our U.S.-based operations. We believe our current cash position and ability to raise funds through the sale of new equity and convertible notes, coupled with the revenue potential of our newly acquired U.S.-based businesses, will be sufficient to fund our U.S. activities for the next twelve months. Furthermore, we expect to generate positive cash flow over the next twelve months which will supplement our cash position.

At December 31, 2012, we had a working capital deficit of $4,933,978. The deficit is primarily attributable to the related party payable of $5,488,840 due to the minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. Our Wendeng subsidiary minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $1,568,306 for the year ended December 31, 2012, compared to net cash used in operating activities of $820,067 for the year ended December 31, 2011. The increase in net cash used during 2012 as compared to 2011 is attributable to an increase in our net loss to ($3,948,080) from ($3,314,730) in the prior year period; offset by a significant improvement in cash provided by the net change in our operating assets and liabilities over the prior year period. Our current period operating loss includes non-cash depreciation and amortization expenses of $1,334,722 and aggregate reserves against our working capital assets (accounts receivable and inventory) of $305,672, as compared to $928,566 of depreciation and amortization and aggregate reserves against working capital assets of $117,447 in the prior year period.

Net cash used in investing activities was $326,855 for the year ended December 31, 2012, compared to net cash used in investing activities of $275,562 for the year ended December 31, 2011. The net cash used in the current period is attributable to the purchase of $249,514 in capital assets by our Wendeng production facility and $520,000 to acquire a controlling interest in TPE; offset by $442,629 in cash acquired in the transaction. During the year ended December 31, 2011, we realized a net cash increase of $533,594 from our acquisition of Wendeng, which was mostly funded with shares of our common stock. Capital expenditures in the prior year period totaled $655,035 for property, plant and equipment and $356,725 for intangible assets (land use rights).

Net cash provided by financing activities was $2,211,078 for the year ended December 31, 2012, compared to $1,167,323 for the year ended December 31, 2011. We received $2,243,400 in net proceeds from the issuance of new equity, compared to $1,687,500 in the prior year period. Additionally, we received $129,600 in short term loan proceeds from third party sources and a $40,000 advance from an officer to help fund our corporate expenditures; of which all was repaid as of December 31, 2012. During the year ended December 31, 2011, we made payments totaling $389,196 on amounts due to related parties.

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

At December 31, 2012, cash and cash equivalents totaling $369,461 were held in banks in China; a Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in China are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and China, which management believes are of high credit quality.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended December 31, 2012 and December 31, 2011.

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

Revenue Recognition – Product Sales

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

Revenue Recognition – ORC Equipment Construction Contracts

Our ORC segment’s financial statements are prepared on the percentage-of-completion accrual method of accounting. Revenue on contracts is recognized based on our estimate of the percentage-of-completion on individual contracts (cost to cost method), commencing when progress reaches a point where cost analysis and other evidence of trend is sufficient to estimate final results with reasonable accuracy. That portion of the total contract which is allocable to contract expenditures incurred and work performed is accrued as earned income. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Contract costs include all project engineering, components and materials, labor, equipment, and delivery and installation costs as well as assorted indirect costs related to contract performance. The majority of these costs are outsourced to subcontractors and suppliers, Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

Costs and Billings on ORC Equipment Construction Contracts

Costs and earned income on construction contracts – unbilled represent the amount by costs of contracts in process plus any estimated earned income exceeding related progress billings. Billings in excess of costs and earned income on construction contracts represent the amount by which progress billings on contracts in process exceed related costs and estimated earned income. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2012 and December 31, 2011 the Company determined that it had items that represented components of comprehensive income and, therefore, has included a schedule of comprehensive income in the financial statements.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive and Financial Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information with respect to our executive officers;

Name	Age	Position Held with the Company	Held Since

Richard St-Julien	43	Vice President and Secretary	2009

David Natan	59	Chief Executive Officer	2010

Jason Williams	39	Chief Financial Officer	2011

 For other information required by this item, see the sections entitled “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in lieu of holding our 2013 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in lieu of holding our 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in lieu of holding our 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information with respect to certain relationships and related transactions and director independence, see the sections entitled “Corporate Governance” and “Board of Directors and Committees” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in lieu of holding our 2013 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For information with respect to principal accounting fees and services, see the section entitled “Principal Accounting Fees and Services” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in lieu of holding our 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

FORCEFIELD ENERGY INC.

April __, 2013	By:	/s/ David Natan
David Natan
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

April ___, 2013	/s/ David Natan
David Natan
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

April __, 2013	/s/ Jason Williams
Jason Williams
Chief Financial Officer

April __, 2013	/s/ Richard St-Julien
Richard St-Julien
Chairman of the Board of Directors

April __, 2013	/s/ Adrian Auman
Adrian Auman
Director

April__, 2013	/s/ Kebir Ratnani
Kebir Ratnani
Director

April__, 2013	/s/ David Vanderhorst
David Vanderhorst
Director

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
 Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ForceField Energy Inc.
245 Park Avenue, 39th Floor
New York, New York 10167

We have audited the accompanying consolidated balance sheets of ForceField Energy Inc.  (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss,  stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Anderson Bradshaw PLLC
Salt Lake City, Utah
April 15, 2013

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets and Comprehensive Loss
December 31, 2012 and 2011

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$994,149	$674,291
Accounts receivable, net	4,469,514	3,773,556
Notes receivable	—	559,325
Inventory, net	323,141	657,287
Deferred tax assets, net	90,257	—
Prepaid expenses and other current assets	448,601	207,837
Total current assets	6,325,662	5,872,296
Property, plant and equipment	7,547,128	7,890,132
Goodwill	1,342,834	608,953
Intangible assets, net	4,862,408	3,142,997
Related party receivables	413,061	489,595
Other assets	21,956	21,737
Total assets	$20,513,049	$18,025,710

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,689,065	$3,333,500
Accrued liabilities	679,021	373,802
Related party payables	5,652,487	5,665,245
Income taxes payable	1,239,067	886,050
Total current liabilities	11,259,640	10,258,597
Convertible debenture	150,000	100,000
Deferred tax liabilities, net — non-current	409,037	—
Total liabilities	11,818,677	10,358,597

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; 16,080,815 and 15,002,814 shares
issued and outstanding as of December 31, 2012 and 2011, respectively	16,081	15,003
Additional paid-in capital	13,015,222	8,870,274
Accumulated deficit	(6,922,198)	(3,701,526)
Accumulated other comprehensive income	317,337	280,024
Total ForceField Energy Inc. stockholders' equity	6,426,442	5,463,775
Noncontrolling interests	2,267,930	2,203,338
Total equity	8,694,372	7,667,113
Total liabilities and equity	$20,513,049	$18,025,710

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2012 and 2011

	2012	2011

Sales	$2,129,041	$28,338,389
Cost of goods sold	2,072,834	24,115,531
Gross margin	56,207	4,222,858
Operating expenses:
Professional fees	582,297	772,868
General and administrative	2,841,937	3,795,974
Goodwill impairment	607,422	2,800,000
Total operating expenses	4,031,656	7,368,842
Loss from operations	(3,975,449)	(3,145,984)
Other income (expense):
Equity loss from investment in TransPacific Energy, Inc.	(5,798)	—
Interest expense, net	(300,661)	—
Total other income (expense):	(306,459)	—
Loss from operations before income taxes	(4,281,908)	(3,145,984)
Provision for income taxes (benefit)	(333,828)	168,746
Net loss	(3,948,080)	(3,314,730)
Less: Net income (loss) attributable to noncontrolling interests	(727,408)	(876,697)
Net loss attributable to ForceField Energy Inc. common shareholders	$(3,220,672)	$(2,438,033)

Basic and diluted loss per share	$(0.21)	$(0.17)

Weighted-average number of common shares outstanding:
Basic and diluted	15,390,259	14,635,641
Comprehensive income (loss):
Net loss	$(3,948,080)	$(3,314,730)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	37,313	391,346
Total other comprehensive income	37,313	391,346
Comprehensive loss	(3,910,767)	(2,923,384)
Comprehensive loss attributable to noncontrolling interests	(727,408)	(755,793)
Comprehensive loss attributable to ForceField Energy Inc.	$(3,183,359)	$(2,167,591)

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interests	Equity

Balance, December 31, 2010	—	$—	13,826,750	$13,827	$1,646,049	$(1,263,493)	$9,582	$405,965	$32,131	$438,096

Components of comprehensive loss:

Net loss	—	—	—	—	—	(2,438,033)	—	(2,438,033)	(876,697)	(3,314,730)

Other comprehensive income, net of tax	—	—	—	—	—	—	270,442	270,442	120,904	391,346

Total comprehensive loss	—	—	—	—	—	(2,438,033)	270,442	(2,167,591)	(755,793)	(2,923,384)

Issuance of common stock in connection with sales made under private offerings	—	—	458,750	459	1,874,541	—	—	1,875,000	—	1,875,000

Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	(187,500)	—	—	(187,500)	—	(187,500)

Issuance of common stock in exchange for consulting, professional and other services	—	—	42,500	42	183,750	—	—	183,792	—	183,792

Acquisition of equity interests in subsidiaries	—	—	674,814	675	5,353,434	—	—	5,354,109	2,927,000	8,281,109

Balance, December 31, 2011	—	—	15,002,814	15,003	8,870,274	(3,701,526)	280,024	5,463,775	2,203,338	7,667,113

Components of comprehensive income (loss):

Net income (loss)	—	—	—	—	—	(3,220,672)	—	(3,220,672)	(727,408)	(3,820,163)

Change in foreign currency translation	—	—	—	—	—	—	37,313	37,313	—	37,313

Total comprehensive income (loss)	—	—	—	—	—	(3,220,672)	37,313	(3,220,672)	(727,408)	(3,910,767)

Issuance of common stock in connection with sales made under private offerings	—	—	635,250	635	2,475,365	—	—	2,476,000	—	2,476,000

Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	(232,600)	—	—	(232,600)	—	(232,600)

Issuance of common stock in exchange for consulting, professional and other services	—	—	37,395	37	157,363	—	—	157,400	—	157,400

Acquisition of intangible asset – exclusive distribution rights	—	—	150,000	150	779,850	—	—	780,000	—	780,000

Acquisition of equity interests in subsidiaries	—	—	255,356	256	964,970	—	—	965,226	792,000	1,757,226

Balance, December 31, 2012	—	$—	16,080,815	$16,081	$13,015,222	$(6,922,198)	$317,337	$6,426,442	$2,267,930	$8,694,372

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(3,948,080)	$(3,314,730)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,334,722	928,566
Goodwill impairment	607,422	2,800,000
Provision for doubtful accounts	378,925	34,741
Provision for excess or obsolete inventory	—	82,706
Equity loss from investment in TransPacific Energy, Inc.	5,798	—
Common stock issued in exchange for services	117,400	183,792
Deferred taxes	(326,229)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,030,241)	(463,935)
Notes receivable	557,919	150,004
Inventory	336,521	(241,420)
Prepaid expenses and other current assets	(238,634)	(50,501)
Related party receivables	80,450	680,826
Other assets	—	138,565
Accounts payable	256,758	(1,104,097)
Accrued liabilities	(45,294)	(207,591)
Income taxes payable	344,257	(431,322)
Related party payables	—	(5,671)
Net cash used in operating activities	(1,568,306)	(820,067)

Cash flows from investing activities:
Cash consideration for acquisition of a business	(520,000)	(231,428)
Cash acquired in the acquisition of a business	442,629	967,626
Purchase of property, plant and equipment	(249,514)	(655,035)
Purchase of intangible assets	—	(356,725)
Net cash used in investing activities	(326,885)	(275,562)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,243,400	1,687,500
Proceeds from issuance of long term debt - convertible debenture	50,000	100,000
Proceeds from short term loans payable	129,600	—
Repayments of short term loans payable	(129,600)	—
Proceeds from related party payables	40,000	17,302
Repayments of related party payables	(122,322)	(406,498)
Proceeds from advances payable	—	42,700
Repayments of advances payable	—	(273,681)
Net cash provided by financing activities	2,211,078	1,167,323

Effect of exchange rates on cash and cash equivalents	3,971	26,311
Net increase (decrease) in cash and cash equivalents	319,858	98,005
Cash and cash equivalents at beginning of period	674,291	576,286
Cash and cash equivalents at end of period	$994,149	$674,291

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,649	$—
Cash paid for income taxes	$—	$454,369

Supplemental disclosure of non-cash investing and financing activities:
Estimated beginning fair value of assets and liabilities received on consolidation:
Assets acquired	$2,025,629	$16,013,998
Liabilities assumed	$(1,097,035)	$(10,294,200)
Noncontrolling interests	$(792,000)	$(2,927,000)
Total net assets acquired	$136,594	$2,792,798
Identified intangible assets on acquisitions	$1,583,000	$3,093,070
Issuance of common stock related to acquisitions	$965,226	$5,354,109
Common stock issued to reduce accounts payable	$40,000	$—
Common stock issued to acquire distribution rights	$780,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. (“ForceField” or “Company”) is an international manufacturer, distributor, and licensee of alternative energy products and technologies. ForceField was incorporated in the State of Nevada on January 30, 2007. ForceField (i) owns 50.3% of TransPacific Energy, Inc. (“TPE”) a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity, (ii) is the exclusive North American distributor of LED commercial lighting and fixtures for a premier LED manufacturer in China and also (iii) is a significant producer of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for PV panels that convert sunlight to electricity.  This TCS is sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant, both of which are located in China

On February 28, 2013, the Company changed its name from SunSi Energies Inc. (“SunSi”) to ForceField Energy Inc. With the exception of the Company’s wholly-owned subsidiary, SunSi Energies Hong Kong Ltd. (“SunSi HK”) and SunSi USA whose names remain unchanged, all historic references to “SunSi” in this document have been changed to “ForceField”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited (“SunSi HK”) and SunSi USA (“SunSi USA”); the Company’s 50.3% owned subsidiary TransPacific Energy, Inc. (“TPE”); SunSi HK's 90% owned subsidiary Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”); and SunSi HK's 60% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). In March 2013, we formed  a wholly-owned subsidiary in Costa Rica, ForceField S.A. All intercompany accounts have been eliminated in consolidation.

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the Company’s one-for-two reverse capital stock split effective October 9, 2012, as described in Note 17 — Stockholders’ Equity to these consolidated financial statements.

Change of Fiscal Year-End

On December 8, 2011, the Company changed its fiscal year-end to December 31 from May 31. This change has no impact on these consolidated financial statements.

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

As of December 31, 2012, $369,461 of the cash and cash equivalents were in banks in China; a Wendeng branch of Industrial & Commercial Bank of China and a Central District, Hong Kong branch of HSBC Bank. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Deposits in banks in China are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and China, which management believes are of high credit quality.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the periods ended December 31, 2012 and December 31, 2011.

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

Revenue Recognition – Product Sales

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

Revenue Recognition – ORC Equipment Construction Contracts

The Company’s ORC segment’s financial statements are prepared on the percentage-of-completion accrual method of accounting. Income on contracts is recognized based on the Company’s estimate of the percentage-of-completion on individual contracts (cost to cost method), commencing when progress reaches a point where cost analysis and other evidence of trend is sufficient to estimate final results with reasonable accuracy. That portion of the total contract which is allocable to contract expenditures incurred and work performed is accrued as earned income. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Contract costs include all project engineering, components and materials, labor, equipment, and delivery and installation costs as well as assorted indirect costs related to contract performance. The majority of these costs are outsourced to subcontractors and suppliers, Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

Costs and Billings on ORC Equipment Construction Contracts

Costs and earned income on construction contracts – unbilled represent the amount by costs of contracts in process plus any estimated earned income exceeding related progress billings. Billings in excess of costs and earned income on construction contracts represent the amount by which progress billings on contracts in process exceed related costs and estimated earned income. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Comprehensive Gain or Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2012, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Updates through ASU 2013-05 that contain technical corrections to existing guidance or affect specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2012 and 2011 were comprised of the following:

	December 31, 2012	December 31, 2011

Accounts receivable, trade	$4,645,193	$3,799,420
Accounts receivable, unbilled	26,167	—
Costs and unearned income unbilled	257,500	—
Allowance for doubtful accounts	(459,346)	(25,864)

Total	$4,469,514	$3,773,556

As of December 31, 2012, three customers accounted for approximately 11%, 27% and 46%, respectively, or approximately 84% of total accounts receivable. These same customers also accounted for approximately 21%, 32% and 9%, respectively, of the Company’s revenues, or approximately 62% of revenues for the year ended December 31, 2012.

As of December 31, 2011, three customers accounted for approximately 11%, 22% and 65%, respectively, or approximately 98% of total accounts receivable. These same customers also accounted for approximately 3%, 50% and 23%, respectively, of the Company’s revenues, or approximately 76% of revenues for the year ended December 31, 2011.

5.	NOTES RECEIVABLE

Notes receivable at December 31, 2012 and 2011 was comprised of the following:

	December 31, 2012	December 31, 2011

Notes receivable	$—	$559,325

Notes receivable represent negotiable commercial paper in China which can be used to make new purchases or to satisfy outstanding invoices.

6.	INVENTORY

Inventory at December 31, 2012 and 2011 was comprised of the following:

	December 31, 2012	December 31, 2011

Raw materials	$170,417	$187,224
Finished goods	163,520	554,189
Allowance for excess or obsolete inventory	(10,796)	(84,126)

Total	$323,141	$657,287

At December 31, 2012, the Company did not record any additional provisions to its allowance for excess or obsolete inventory. At December 31, 2011, the Company recorded a provision of $82,706 to allowances for excess or obsolete inventory at its Wendeng segment.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2012 and 2011 were comprised of the following:

	December 31, 2012	December 31, 2011

Advances to suppliers, net of allowance	$300,396	$46,632
Prepaid expenses	94,682	157,222
Value added tax (VAT) credit	52,656	—
Other	867	3,983

Total	$448,601	$207,837

Advances made to suppliers are for the purchase of raw materials which are expected to be recovered within twelve months. During the years ended December 31, 2012 and 2011, the Company recorded a provision for bad debts of $1,960 and $9,314, respectively, related to its advances to suppliers. Prepaid expenses and other assets represent normal course prepayments made by the Wendeng segment

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 is comprised of the following:

			December 31, 2012			December 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,783,611	$(340,062)	$3,443,549	$3,745,873	$(145,042)	$3,600,831
Furniture and equipment	9,831	(2,831)	7,000	9,733	(773)	8,960
Machinery and equipment	3,914,440	(733,413)	3,181,027	3,875,396	(318,543)	3,556,853
Automotive equipment	324,883	(99,292)	225,591	172,375	(33,685)	138,690
Office equipment	12,445	(3,921)	8,524	11,558	(1,287)	10,271
Construction in Progress	681,437	—	681,437	574,527	—	574,527

Total	$8,726,647	$(1,179,519)	$7,547,128	$8,389,462	$(499,330)	$7,890,132

Depreciation expense for the years ended December 31, 2012 and 2011 totaled $666,743 and $488,611, respectively. The Company did own hold any property, plant or equipment prior to its March 18, 2011 acquisition of its Wendeng segment.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

9.	BUSINESS COMBINATIONS

During the years ended December 31, 2012 and 2011, the Company completed its acquisitions of equity interests in both Wendeng He Xie Silicon Co., Ltd and TransPacific Energy, Inc. These acquisitions were accounted for as business combinations under the acquisition method of accounting.

ACQUISITION OF WENDENG HE XIE SILICON CO., LTD.

Description of Transaction

On March 18, 2011, SunSi HK acquired a 60% equity interest in Wendeng He Xie Silicon Co., Ltd. (“Wendeng”) in exchange for total consideration of approximately $5.8 million comprised of the following:

(1)	$445,075 of cash consideration;
(2)
674,814 restricted shares of ForceField common stock, such shares carry an optional right of redemption whereby the Company shall buy such shares back from shareholder if shareholder exercises the option within six months at a price equivalent to RMB 18,000,000 on the transfer date; and

(3)	787,283 restricted shares of ForceField common stock, transferred by an affiliate of ForceField.

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

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Noncontrolling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and noncontrolling interests including an amount for goodwill:

Consideration:
Cash and cash equivalents	$445,075
Common stock, 787,283 shares of ForceField common stock (1)	2,645,271
Redeemable common stock, 674,814 shares of ForceField common stock (2)	2,708,838
Fair value of total consideration transferred	$5,799,184

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets	$3,613,721
Inventory	473,354
Other current assets	309,329
Related party receivables	1,131,548
Property, plant and equipment	7,392,976
Identifiable intangible assets:
Land use leasehold	1,559,070
Customer relationships	1,534,000
Financial liabilities	(10,294,200)
Total identifiable net assets	5,719,798
Noncontrolling interest in Wendeng	(2,927,000)
Goodwill	3,006,386
$5,799,184

(1)
The $3.36 per share price was determined by reference to recent private placement shares issued, less a discount for marketability. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820.

(2)	Represents the redeemable option price granted by ForceField to the shareholder.

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

●
Noncontrolling interests — The fair value of the noncontrolling interests of $2,927,000 was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820. Key assumptions include (i) a compound annual sales growth rate of 33% for the five year period after the measurement date, (ii) a weighted average cost of capital of 19%, (iii) a terminal value based on a long-term sustainable growth rate of 3.5% and (iv) adjustments for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in Wendeng.

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

From June 14, 2012 through August 20, 2012, the Company paid $520,000 in cash and issued 255,356 shares of its common stock, valued at approximately $965,226 or $3.78 per share, in exchange for 24,753,768 shares of TPE’s common stock in accordance with the terms of the Agreements. These investments represent approximately a 50.3% equity interest in the common stock of TPE.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles.

Prior to gaining its controlling interest, the Company accounted for its investment in TPE as prescribed in ASC 323, “Investment — Equity Method and Joint Venture”. Accordingly, the Company adjusted the carrying amount of its investment to recognize its share of earnings or losses. During the year ended December 31, 2012, the Company recorded an equity loss from its investment in TPE of $5,798.

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Non-controlling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interests including an amount for goodwill:

Consideration:
Cash and cash equivalents	$520,000
Common stock, 255,356 shares of ForceField common stock (1)	965,226
Fair value of consideration transferred	1,485,226
Equity loss on investment in TransPacific Energy, Inc.	(5,798)
Fair value of total consideration	$1,479,428

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets	$442,629
Identifiable intangible asset - technology	1,583,000
Financial liabilities	(452,026)
Deferred tax liability	(645,009)
Total identifiable net assets	928,594
Noncontrolling interest	(792,000)
Goodwill	1,342,834
$1,479,428
_____________
(1)
The $3.78 per share price was determined by calculating the 30-day weighted average trading price of the Company’s common stock immediately preceding the initial June 14, 2012 funding of the transaction.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the general reputation of TransPacific’s founding owner and expected synergies. The goodwill is not expected to be deductible for tax purposes.

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of intangible assets and noncontrolling interests.

●
Intangible assets — The fair value of the existing technology was determined using the multi-period excess earnings method. The multi-period excess earnings method estimates an intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value was based on projected net cash inflows for a discreet period plus a terminal value. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820. Key assumptions in the prospective cash flows include (i) a compound annual sales growth rate of 40% for the ten year period after the measurement date, (ii) a gross margin rate of 44% in year 1 increasing to 79% in year 10, (iii) a weighted average cost of capital of 55% in year 1 decreasing to 15% in year 10, (iv) a terminal value based on a long-term sustainable growth rate of 3.0%. We estimate a useful life of 15 years which represents the shorter of the patent protection period and the estimated period that it will contribute to future cash flows.

●
Noncontrolling interest — The fair value of the noncontrolling interest of $792,000 was determined based upon the $1,485,226 fair value of consideration transferred to acquire our 50.3% interest, less adjustments for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in TransPacific.

10.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at December 31, 2012 and 2011 was comprised of the following:

	December 31, 2012	December 31, 2011

Goodwill – Zibo Baokai Commerce and Trade Co., Ltd	$—	$292,941
Goodwill – Wendeng He Xie Silicon Co., Ltd	583,183	3,006,386
Goodwill – TransPacific Energy, Inc.	1,342,834	—
Impairment charge	(607,422)	(2,800,000)
Foreign currency translation adjustments	24,239	109,626

Goodwill, net at December 31, 2012	$1,342,834	$608,953

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

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of December 31, 2012. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $607,422 for the year ended December 31, 2012; of which all was attributed to Wendeng.

At December 31, 2011, the Company’s evaluation of goodwill resulted in a total impairment charge to its goodwill of $2,800,000; of which $2,487,567 was attributed to Wendeng and $312,433 was attributed to Baokai.

Intangible assets at December 31, 2012 and 2011 were comprised of the following:

		December 31, 2012			December 31, 2011
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3.0	$1,617,925	$(966,261)	$651,664	$1,601,787	$(419,105)	$1,182,682
Exclusive distribution rights	5.0	780,000	(52,000)	728,000	—	—	—
Land leasehold and use rights	50.0	2,010,872	(71,553)	1,939,319	1,990,816	(30,501)	1,960,315
Technology	15.0	1,583,000	(39,575)	1,543,425	—	—	—

Total		$5,991,797	$(1,129,389)	$4,862,408	$3,592,603	$(449,606)	$3,142,997

On August 27, 2012, the Company entered into a five year distribution agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. (“Lightsky”) located in Shanghai, China whereby ForceField became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico. Lightsky is an established manufacturer and seller of numerous patented LED lighting products in China and throughout Asia. ForceField issued 150,000 shares of its restricted common stock valued at $780,000, which represents the trading price of $5.20 per share of the Company’s common stock on the date of the transaction, as consideration for the rights. This amount will be amortized using the straight-line method over the five year expected life of the distribution rights. The shares are restricted for an eighteen-month period from their date of issuance. In order to maintain its exclusivity and qualify for any automatic renewal periods beyond the five-year period, ForceField must achieve certain performance milestones.

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2012 and 2011 totaled $667,979 and $439,955, respectively. The Company did not own any intangible assets subject to amortization prior to its March 18, 2011 acquisition of its Wendeng segment.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change in accumulated amortization due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2013	$862,327
2014	448,818
2015	329,741
2016	329,741
2017	277,741
Thereafter	2,614,040
$4,862,408

11.	RELATED PARTY RECEIVABLES

Related party receivables were comprised of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Wendeng Huahai Chemical Co., Ltd.	$413,061	$489,595

Related party receivables represent trade receivables due from a customer, in which a ForceField shareholder maintains an equity interest. For the years ended December 31, 2012 and 2011, sales to this related party customer totaled $355,083 and $1,089,363, respectively; all attributable to the Company’s Wendeng segment.

12.	OTHER ASSETS

Other assets were comprised of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Deposit – Department of Extrabudgetary Fund (Wendeng)	$21,956	$21,737

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Accounts payable	$3,689,065	$3,333,500

Accrued liabilities:
Billings in excess of cost and earned income	257,500	—
Reserve for estimated losses on uncompleted contracts	121,442	—
Other accrued liabilities	300,079	373,802
Total accrued liabilities	679,021	373,802

Total accounts payable and accrued liabilities	$4,368,086	$3,707,302

Accounts payable and accrued liabilities primarily represent trade payables of the Company’s Chinese operating subsidiaries.

14.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Advances from minority shareholder of noncontrolling interest (Wendeng)	$5,488,840	$5,501,598
Purchase consideration due minority shareholder of noncontrolling interest (Baokai)	163,647	163,647

Total	$5,652,487	$5,665,245

The minority shareholder of the Company’s Wendeng subsidiary made a series of advances, both pre and post-acquisition, to fund capital expenditures and plant expansion. These advances were made on an interest-free basis, are unsecured and payable on demand.

The amount due to the minority shareholder of its Baokai subsidiary represents unpaid purchase consideration from the Company’s December 8, 2010 acquisition (see Note 9 — Business Combinations). This amount bears no interest, is unsecured and payable on demand.

15.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011

Current:
Federal	$—	$—
State and local	49,004	—
Foreign	(56,602)	168,746
Total current	(7,599)	168,746
Deferred:
Federal	(20,562)	—
State and local	(3,376)	—
Foreign	(302,291)	—
Total deferred	(326,229)	—
Total	$(333,828)	$168,746

The Company recorded a net tax benefit of ($333,828) and a net tax provision of $168,746 for the years ended December 31, 2012 and 2011, respectively, based upon their estimated effective tax rates. Pursuant to the new PRC’s enterprise income tax (“EIT”) law, the Company is subject to EIT at the statutory rate of 25%. Income taxes in the statements of operations and comprehensive income represent current taxes for the years ended December 31, 2012 and 2011. The effective income tax rate has no material difference with the PRC statutory income tax rate of 25% for the years ended December 31, 2012 and 2011.

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011

Federal statutory rate	35.00%	35.00%
State and local taxes	2.83	—
Foreign rate differential	(5.68)	(7.80)
Change in valuation allowance	(21.07)	(10.42)
Permanent difference for the impairment of goodwill	(3.80)	(22.25)
Other	1.09	0.11
Total	8.36%	5.36%

The following tables set forth the components of income taxes payable as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011

Federal	$—	$—
State and local	55,183	—
Foreign	1,183,884	886,050
Total	$1,239,067	$886,050

The following tables set forth the components of deferred income taxes as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011

Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$92,924	$—
Allowance for obsolescence	(2,667)	—
Total current deferred tax asset (liability), net	90,257	—
Non-current deferred tax assets (liabilities):
Intangible assets	(613,298)	—
Net operating loss carryforwards	1,931,147	793,358
Less: valuation allowance	(1,726,886)	(793,358)
Total non-current deferred tax asset (liability), net	(409,037)	—
Total deferred tax asset (liability)	$(318,780)	$—

As of December 31, 2012, the Company had federal, state and foreign net operating loss carryforwards aggregating $5,195,614 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2032.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2008 through 2012. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of December 31, 2011, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

16.	DEBT

Debt was comprised of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

9% Unsecured, convertible debenture	$150,000	$100,000
Loan discount on unsecured, convertible debenture	—	—
Total long term debt	150,000	100,000
Less: Current portion	—	—
Long term debt	$150,000	$100,000

The following table summarizes the issuance of all unsecured, convertible debentures during the years ended December 31, 2012 and 2011:

Issue Date	Interest Rate	Face Value	Maturity Date	Conversion Rate of Face Value to Common Shares
10/15/2011	9%	$100,000	10/15/2014	0.125
11/16/2012	9%	50,000	11/16/2015	0.20
Total		$150,000

On October 15, 2011, the Company completed the private placement of an unsecured, convertible debenture in the amount of $100,000. The debenture carries an interest rate of 9% per annum, payable semiannually, for a three-year term with a fixed conversion price of $8.00 per share, or 12,500 shares of the Company’s common stock.

On November 16, 2012, the Company completed the private placement of an unsecured, convertible debenture in the amount of $50,000. The debenture carries an interest rate of 9% per annum, payable semiannually, for a three-year term with a fixed conversion price of $5.00 per share, or 10,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 8,333 shares of the Company’s common stock if converted during the second or third year following issuance.

17.	STOCKHOLDERS’ EQUITY

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

Preferred stock

The Company is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. At December 31, 2012 and 2011, no shares of preferred stock were issued or outstanding.

Common stock

The Company is authorized to issue 37,500,000 shares of common stock at a par value of $0.001. At December 31, 2012 and 2011, shares of common stock totaling 16,080,815 and 15,002,814 were issued and outstanding, respectively.

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

On July 1, 2012, the Company modified its offering to include one stock purchase warrant per share of common stock sold. The stock purchase warrants are exercisable at $4.00 per share and expire one year from their date of issuance. Since the July 1, 2012 modification, the Company has accepted subscription agreements from investors and issued 575,250 shares of its common stock and an equal amount of stock purchase warrants for gross proceeds totaling $2,276,000. The cost of these issuances was $227,600. Using the Black-Scholes model, the Company allocated a value of $1,530,577 to these stock purchase warrants.

Common Stock Issued in Exchange for Services

During the year ended December 31, 2011, the Company issued 42,500 shares of its common stock in exchange for services. These issuances were comprised of 29,400 shares valued at $125,592 to consultants for investor relations services; 13,000 shares valued at $57,600 to its directors as compensation; and 100 shares valued at $600 in promotional activities to attendees of various financing events hosted by the Company.

During the year ended December 31, 2012, the Company issued 37,373 shares of its common stock in exchange for services. These issuances were comprised of 10,000 shares valued at $4.00 per share were issued in lieu of cash to settle outstanding accounts payable aggregating $40,000; 18,123 shares valued at $72,000 to its independent directors per the terms of their compensation agreements; 5,000 shares valued at $27,000 to an independent contractor per the terms of its distribution agreement; and 4,250 shares valued at $18,400 in promotional activities to attendees of various financing events hosted by the Company.

Each share issuance made in exchange for services was valued based upon the trading price of the Company’s common stock on its respective date of award.

Common Stock Issued in the Acquisition of a Business

On June 13, 2011, SunSi HK executed an addendum with Mr. Dongqiang Liu, the 40% minority shareholder of Wendeng, for the purpose of amending the terms to the equity transfer agreement dated November 22, 2010, as amended on December 15, 2010, between the parties for the purchase of a 60% equity interest in Wendeng.

Under the terms of the agreement, as amended,  the Company would have had an obligation, upon receiving formal notice from Mr. Dongqiang Liu, to buy back 674,814 shares of its common stock at a value of RMB 18,000,000 (approximately USD $4.00 per share) from Mr. Dongqiang Liu. The addendum cancelled any potential obligation of the Company to buy back such shares and confirms that all purchase consideration is fully paid.

As a result of the addendum, the Company reclassified the value of the common shares previously subject to the buyback provision, approximately $2.7 million, as additional paid-in capital. These shares were presented as redeemable common stock on the Company’s consolidated balance sheets in the prior period.

Effective August 20, 2012, the Company exchanged 255,351 shares of its common stock valued at $965,226, or $3.78 per share, in connection with its equity investment in TPE (see Note 9 — Business Combinations).

Common Stock Issued in the Acquisition of Distribution Rights

On August 27, 2012, the Company entered into a five year distribution agreement with Lightsky located in Shanghai, China whereby it became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico. The Company issued 150,000 shares of its restricted common stock valued at $780,000, or $5.20 per share. The shares are restricted for an eighteen month period from their date of issuance (see Note 10 — Goodwill and Intangible Assets, Net).

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended December 31, 2011 and December 31, 2012. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2011	—	—	—
Warrants issued	562,750	$4.00	0.71
Warrants exercised	—	—	—
Balance December 31, 2012	562,750	$4.00	0.71
________________
(1)	The remaining contractual life of the warrants outstanding as of December 31, 2012 ranges from 0.50 to 0.95 years.

The value of the common stock options and warrants has been determined using the following Black Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	0.16 – 0.21%
Expected volatility (3)	111.94 – 152.31%
Expected life (in years)	1.00
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous one year period ended at each stock purchase warrant contract date.

18.	COMMITMENTS

ForceField entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from seven percent (7%) to ten percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval.

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

The Company determined that it has four reportable business segments: Baokai, Wendeng, ORC and LED. The Baokai segment consists of the business of Zibo Baokai Commerce and Trade Co., Ltd., a company based in the Shandong province of China that distributes the trichlorosilane production of Zibo Baoyun Chemical Plant. The Wendeng segment consists of the operations of Wendeng He Xie Silicon Co., Ltd., a company based in the Shandong province of China that directly manufactures and sells trichlorosilane. The ORC segment consists of the operations of TransPacific Energy, Inc., a company based in California and Nevada that designs and installs proprietary modular Organic Rankine Cycle units utilizing patented multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy. The LED segment consists of the business of SunSi USA that distributes LED lighting products manufactured in China by Shanghai Lightsky Optoelectronics Technology Co., Ltd. in the major North American markets.

The accounting policies of the reportable segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by segment for purpose of evaluating financial performance.

Segment Results

The following table sets forth operations by segment for the years ended December 31, 2012 and 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2012	$1,202,450	$686,353	$240,238	$—	$—	$2,129,041
2011	$14,546,790	$13,791,599	$—	$—	$—	$28,338,389
Cost of goods sold:
2012	$1,178,389	$654,207	$240,238	$—	$—	$2,072,834
2011	$14,234,315	$9,881,216	$—	$—	$—	$24,115,531
Gross margin:
2012	$24,061	$32,146	$—	$—	$—	$56,207
2011	$312,475	$3,910,383	$—	$—	$—	$4,222,858
Operating expenses:
2012 (2)	$68,310	$1,770,458	$57,950	$148,626	$1,986,312	$4,031,656
2011 (1)	$389,697	$5,958,175	$—	$—	$1,020,970	$7,368,842
Other income (expense):
2012	$—	$(287,449)	$—	$—	$(19,010)	$(306,459)
2011	$—	$—	$—	$—	$—	$—
Provision for income taxes:
2012	$(129,788)	$(229,106)	$(23,138)	$—	$48,204	$(338,828)
2011	$58,802	$109,944	$—	$—	$—	$168,746
Net income (loss):
2012	$85,539	$(1,796,655)	$(34,812)	$(148,626)	$(2,053,526)	$(3,948,080)
2011	$(136,024)	$(2,157,736)	$—	$—	$(1,020,970)	$(3,314,730)
_______________
(1) 2011 Includes goodwill impairment charge of $312,433 and $2,487,567 at Baokai and Wendeng, respectively.
(2) 2012 Includes goodwill impairment charge of $607,422 at Wendeng.

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at December 31, 2012 and 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Total assets:
2012	$1,841,600	$14,070,312	$3,370,300	$769,056	$461,781	$20,513,049
2011	$840,280	$16,986,030	$—	$—	$199,400	$18,025,710

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill by segment at December 31, 2012 and 2011:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Goodwill:
2012	$—	$—	$1,342,834	$—	$—	$1,342,834
2011	$—	$608,953	$—	$—	$—	$608,953
Intangible assets:
2012	$—	$2,590,983	$1,543,425	$728,000	$—	$4,862,408
2011	$—	$3,142,997	$—	$—	$—	$3,142,997
Property, plant and equipment:			—
2012	$—	$7,547,128	$—	$—	$—	$7,547,128
2011	$—	$7,890,132	$—	$—	$—	$7,890,132

At December 31, 2012, the Company’s evaluation of goodwill resulted in a total impairment charge of $607,422 for the year ended December 31, 2012; of which all was attributed to Wendeng. At December 31, 2011, the Company’s evaluation of goodwill resulted in a total impairment charge to its goodwill of $2,800,000; of which $2,487,567 was attributed to Wendeng and $312,433 was attributed to Baokai.

For the year ended December 31, 2012, amortization expense totaled $667,979; of which $576,404 was attributed to Wendeng, $39,575 was attributed to ORC and $52,000 was attributed to LED. For the year ended December 31, 2011, amortization expense totaled $439,955; of which all was attributed to Wendeng.

For the years ended December 31, 2012 and 2011, depreciation expense totaled $666,743 and $488,611, respectively; of which all was attributed to Wendeng.

For the years ended December 31, 2012 and 2011, capital expenditures totaled $249,514 and $1,011,760 (which include $356,725 in land use rights, an intangible asset), respectively; of which all was attributed to Wendeng.

Customer information

For the year ended December 31, 2012, two customers accounted for 93% of Baokai's sales at individual concentration levels of 36% and 57%; three customers accounted for 100% of Wendeng’s sales at individual concentration levels of 19%, 29% and 52%; and two customers accounted for 100% of ORC’s revenue at individual concentration levels of 33% and 67%.

For the year ended December 31, 2011, one customer accounted for approximately 98% of Baokai's sales; three customers accounted for approximately 81% of Wendeng’s sales, at individual concentration levels ranging from 11% to 47%.

At December 31, 2012, two customers accounted for approximately 95% of Baokai’s accounts receivable. Concentration levels for these two customers were 27% and 68% of Baokai’s total trade receivables. At December 31, 2012, two customers accounted for approximately 98% of Wendeng’s accounts receivable. Concentration levels for these two customers were 15% and 83% of Wendeng’s total trade receivables. At December 31, 2012, one customer accounted for 100% of ORC’s accounts receivable.

At December 31, 2011, one customer accounted for approximately 100% of Baokai’s accounts receivable. At December 31, 2011, two customers accounted for approximately 98% of Wendeng’s accounts receivable. Concentration levels of these two customers were 14% and 84% of Wendeng’s total trade receivables.

Geographic Information

All of the Company’s long-lived assets are located within China.

For the year ended December 31, 2012, all of the Company’s sales as determined by shipping destination were located within China; with the exception of the $240,238 in revenue which were generated by the Company’s ORC segment in the United States.

For the year ended December 31, 2011, all of the Company’s sales as determined by shipping destination were located within China; with the exception of one sale valued at approximately $188,000 delivered to Russia by the Company’s Wendeng segment.

20.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations.  The Company contributed $24,686 and $38,881 for the years ended December 31, 2012 and 2011.

21.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events required to be disclosed.