Form 10-Q
period 2013-03-31
ForceField Energy Inc.
filed 2013-05-17
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-145910

ForceField Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 39th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,181,761 common shares as of May 15, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012

F-4	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$624,034	$994,149
Accounts receivable, net	2,567,054	4,469,514
Notes receivable	395,814	—
Inventory, net	304,947	323,141
Deferred tax assets, net	62,534	90,257
Prepaid expenses and other current assets	661,774	448,601
Total current assets	4,616,157	6,325,662
Property, plant and equipment	7,728,397	7,547,128
Goodwill	1,342,834	1,342,834
Intangible assets, net	4,658,048	4,862,408
Related party receivables	109,990	413,061
Other assets	—	21,956
Total assets	$18,455,426	$20,513,049

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,118,749	$3,689,065
Accrued liabilities	701,781	679,021
Related party payables	5,616,541	5,652,487
Income taxes payable	1,203,698	1,239,067
Total current liabilities	9,640,769	11,259,640
Convertible debenture	200,000	150,000
Deferred tax liabilities, net — non-current	312,203	409,037
Total liabilities	10,152,972	11,818,677

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; 16,175,880 and 16,080,815 shares
issued and outstanding as of March 31, 2012 and December 31, 2012, respectively	16,176	16,081
Additional paid-in capital	13,374,087	13,015,222
Accumulated deficit	(7,569,899)	(6,922,198)
Accumulated other comprehensive income	331,023	317,337
Total ForceField Energy Inc. stockholders' equity	6,151,387	6,426,442
Noncontrolling interests	2,151,067	2,267,930
Total equity	8,302,454	8,694,372
Total liabilities and equity	$18,455,426	$20,513,049

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2013	2012

Sales	$285,145	$507,627
Cost of goods sold	275,867	475,325
Gross margin	9,278	32,302
Operating expenses:
Professional fees	189,576	141,710
General and administrative	645,941	605,119
Total operating expenses	835,517	746,829
Loss from operations before income taxes	(826,2399)	(714,527)
Interest expense, net	4,418	2,250
Loss from operations before income taxes	(830,657)	(716,777)
Provision for income taxes (benefit)	(66,093)	(114,176)
Net Loss	(764,564)	(602,601)
Less: Loss attributable to noncontrolling interests	(116,863)	(138,068)
Loss attributable to ForceField Energy Inc. common shareholders	$(647,701)	$(464,533)

Basic and diluted loss per share	$(0.04)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	16,132,284	15,010,314

Comprehensive Loss:
Net Loss	$(764,564)	$(602,601)
Foreign currency translation adjustment	(13,686)	8,763
Comprehensive loss	(750,878)	(593,838)
Comprehensive loss attributable to noncontrolling interests	(116,863)	(138,068)
Comprehensive loss attributable to ForceField Energy Inc.	$(634,015)	$(455,770)

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(764,564)	$(602,601)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	381,038	309,002
Provision for doubtful account	(119,141)	—
Common stock issued in exchange for services	52,060	—
Changes in operating assets and liabilities:
Accounts receivable	695,494	44,701
Notes receivable	(395,294)	399,345
Inventory	18,975	245,065
Prepaid expenses and other current assets	(212,157)	92,246
Related party receivables - trade	303,702	(118,952)
Other assets	21,981	—
Accounts payable	(242,635)	(551,963)
Accrued liabilities	22,100	106,647
Income taxes payable	(106,539)	(163,239)
Net cash used in operating activities	(344,980)	(239,749)

Cash flows from investing activities:
Purchase of property, plant and equipment	(332,658)	(190,340)
Net cash used in investing activities	(332,658)	(190,340)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	306,900	45,000
Proceeds from issuance of convertible debentures	50,000	—
Proceeds from related party payables	—	44,123
Repayments of related party payables	(50,000)	—
Net cash provided by financing activities	306,900	89,123

Effect of exchange rates on cash and cash equivalents	623	(865)
Net increase (decrease) in cash and cash equivalents	(370,115)	(341,831)
Cash and cash equivalents at beginning of period	994,149	674,291
Cash and cash equivalents at end of period	$624,034	$332,460

Supplemental disclosure of cash flow information:
Cash paid for interest	$481	$—
Cash paid for income taxes	$800	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce accounts payable	$—	$40,000

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2013
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. (“ForceField” or “Company”) is an international manufacturer, distributor, and licensee of alternative energy products and technologies. ForceField was incorporated in the State of Nevada on January 30, 2007. ForceField (i) owns 50.3% of TransPacific Energy, Inc. (“TPE”), a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity; (ii) is the exclusive North American distributor of light emitting diode (LED) commercial lighting products and fixtures for a premier manufacturer in China; and (iii) is a significant producer of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for photovoltaic (“PV”) panels that convert sunlight to electricity. This TCS is sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant, both of which are located in China.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi HK and SunSi USA, the Company’s 50.3% owned subsidiary TPE; SunSi HK's 90.0% owned subsidiary Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”); and SunSi HK's 60.0% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). All intercompany accounts have been eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2012 as filed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated as of March 31, 2013 to reflect the Company’s one-for-two reverse capital stock split effective October 9, 2012, as described in Note 17 — Stockholders’ Equity to these consolidated financial statements.

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

Refer to Note 2 — Summary of Significant Accounting Policies in the Company’s audited 2012 consolidated financial statements in Form 10-K for a summary of its significant accounting policies.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Updates through ASU 2013-07 that contain technical corrections to existing guidance or affect specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at March 31, 2013 and December 31, 2012 were comprised of the following:

	March 31, 2013	December 31, 2012

Accounts receivable, trade	$2,821,466	$4,645,193
Accounts receivable, unbilled	35,152	26,167
Costs and unearned income unbilled	—	257,500
Allowance for doubtful accounts	(289,564)	(459,346)

Total	$2,567,054	$4,469,514

In March 2013, the Company’s Baokai segment agreed to assign the accounts receivable balance from one of its customers, totaling $1,334,321, to the manufacturer of the product it distributes, Zibo Baoyun Chemical Plant (“ZBCP”). In exchange, the Company is relieved of its accounts payable obligations to ZBCP. Additionally, ZBCP agreed to pay the 2% gross margin earned by the Company related to these accounts receivables from the sale of its product by June 30, 2013.

During the year ended December 31, 2012, the Company significantly increased its allowance for doubtful accounts related to its trade accounts receivable and recorded bad debt expense of $433,482. As of March 31, 2013, the Company decreased its provision by $119,141 due to the settlement of account receivable balance previously reserved against. Furthermore, the Company’s ORC segment wrote off accounts receivables totaling $51,500 that it previously reserved against.

As of March 31, 2013, three customers accounted for approximately 13%, 17% and 64%, respectively, or approximately 94% of total accounts receivable.

As of December 31, 2012, three customers accounted for approximately 11%, 27% and 46%, respectively, or approximately 98% of total accounts receivable.

5.	NOTES RECEIVABLE

Notes receivable at March 31, 2013 and December 31, 2012 were comprised of the following:

	March 31, 2013	December 31, 2012

Notes receivable	$395,814	$—

Total	$395,814	$—

Notes receivable represent negotiable commercial paper that can be utilized to acquire new goods or to satisfy invoices due to third parties in China.

6.	INVENTORY

Inventory at March 31, 2013 and December 31, 2012 was comprised of the following:

	March 31, 2013	December 31, 2012

Raw materials	$170,841	$170,417
Finished goods	143,585	163,520
Allowance for excess or obsolete inventory	(9,479)	(10,796)

Total	$304,947	$323,141

At December 31, 2012, the Company established a general provision for excess or obsolete inventory by recording a charge of $10,796 to cost of goods sold. The provision represented an adjustment from cost to the lower market value of TCS as determined by period sales. No other provisions for excess or obsolete inventory were made at March 31, 2013.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2013 and December 31, 2012 were comprised of the following:

	March 31, 2013	December 31, 2012

Advances to suppliers, net of allowance	$380,592	$300,396
Prepaid expenses	227,533	94,682
Value added tax (VAT) credit	52,788	52,656
Other	861	867

Total	$661,774	$448,601

Advances made to suppliers are for the purchase of raw materials that are expected to be recovered within twelve months.

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2013 and December 31, 2012 was comprised of the following:

			March 31, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,793,041	(388,639)	3,404,402	$3,783,611	$(340,062)	$3,443,549
Furniture and equipment	9,856	(3,353)	6,503	9,831	(2,831)	7,000
Machinery and equipment	3,924,195	(838,823)	3,085,372	3,914,440	(733,413)	3,181,027
Automotive equipment	325,692	(117,692)	208,000	324,883	(99,292)	225,591
Office equipment	12,476	(4,587)	7,889	12,445	(3,921)	8,524
Construction in Progress	1,016,231	—	1,016,231	681,437	—	681,437

Total	$9,081,491	(1,353,094)	7,728,397	$8,726,647	$(1,179,519)	$7,547,128

Depreciation expense for the three months ended March 31, 2013 and 2012 totaled $170,412 and $162,419, respectively.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

9.	BUSINESS COMBINATIONS

On May 10 and May 17, 2012, the Company entered into two share exchange agreements (the “Agreements”) with shareholders of TPE to acquire an aggregate controlling equity interest of its common stock. TPE is a renewable energy technology corporation located in California and Nevada that designs and installs proprietary modular Organic Rankine Cycle (“ORC”) units utilizing up to three patented refrigerant mixtures to maximize heat recovery and convert waste heat directly from any process that generates waste heat or flue gas (such as industrial, solar, geothermal and biomass processes) converting it into electrical energy.

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

Prior to gaining its controlling interest, the Company accounted for its investment in TPE as prescribed in ASC 323, “Investment — Equity Method and Joint Venture”. Accordingly, the Company adjusted the carrying amount of its investment to recognize its share of earnings or losses. During the three months ended September 30, 2012, the Company recorded an equity loss from its investment in TPE of $5,798.

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Non-controlling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interests including an amount for goodwill:

Consideration:
Cash and cash equivalents	$520,000
Common stock, 255,356 shares of ForceField common stock (1)	965,226
Fair value of total consideration transferred	$1,485,226
Equity loss on investment in TransPacific Energy, Inc.	(5,798)
Fair value of total consideration	$1,479,428

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets	$442,629
Identifiable intangible asset – technology	1,583,000
Financial liabilities	(452,026)
Deferred tax liability	(645,009)
Total identifiable net assets	928,594
Noncontrolling interest	(792,000)
Goodwill	1,342,834
$1,479,428

(1)
The $3.78 per share price was determined by calculating the 30-day weighted average trading price of the Company’s common stock immediately preceding the initial June 14, 2012 funding of the transaction.

10.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at March 31, 2013 and December 31, 2012 was comprised of the following:

	March 31, 2013	December 31, 2012

Goodwill – Wendeng He Xie Silicon Co., Ltd	—	583,183
Goodwill – TransPacific Energy, Inc.	1,342,834	1,342,834
Impairment charge	—	(607,422)
Foreign currency translation adjustments	—	24,239

Goodwill, net at March 31, 2013	$1,342,834	$1,342,834

Intangible assets at March 31, 2013 and December 31, 2012 were comprised of the following:

		March 31, 2013			December 31, 2012
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3	$1,621,957	(1,103,832)	518,125	$1,617,925	$(966,261)	$651,664
Exclusive distribution rights	5	780,000	(91,000)	689,000	780,000	(52,000)	728,000
Land leasehold and use rights	50	2,015,884	(82,003)	1,933,881	2,010,872	(71,553)	1,939,319
Technology	15	1,583,000	(65,958)	1,517,042	1,583,000	(39,575)	1,543,425

Total		$6,000,841	(1,342,793)	4,658,048	$5,991,797	$(1,129,389)	$4,862,408

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

Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2013 and 2012 totaled $210,626 and $146,583 respectively.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

11.	RELATED PARTY RECEIVABLES - TRADE

Related party receivables were comprised of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Wendeng Huahai Chemical Co., Ltd.	$109,990	$413,061

Total	$109,990	$413,061

The amount represents trade receivables due from a related party; an entity in which a shareholder of the Company maintains an equity interest. The receivable is interest-free, unsecured and payable in accordance with the Company’s standard trade terms.

12.	OTHER ASSETS

Other assets were comprised of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Deposit – Department of Extra budgetary Fund, Wendeng	$—	$21,956

Total	$—	$21,956

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Accounts payable	$2,118,749	$3,689,065

Accrued liabilities:
Billings in excess of cost and earned income	244,380	257,500
Reserve for estimated losses on uncompleted contracts	121,442	121,442
Other accrued liabilities	335,959	300,079
Total accrued liabilities	701,781	679,021

Total accounts payable and accrued liabilities	$2,820,530	$4,368,086

Accounts payable primarily represent trade payables of the Company’s Chinese operating subsidiaries. In March 2013, the Company’s Baokai segment entered into an agreement with ZBCP that significantly reduced its outstanding obligations with its supplier (see Note 4 – Accounts Receivable, Net).

14.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Advances from minority shareholder of noncontrolling interest (Wendeng)	$5,502,894	$5,488,840
Purchase consideration due minority shareholder of noncontrolling interest (Baokai)	113,647	163,647

Total	$5,616,541	$5,652,487

The minority shareholder of the Company’s Wendeng subsidiary made a series of advances, both pre and post-acquisition, to fund capital expenditures and plant expansion. These advances were made on an interest-free basis, are unsecured and payable on demand. Additionally, an officer of ForceField made a series of advances to fund working capital. These advances were also made on an interest-free basis, are unsecured and payable on demand.

The amount due to the minority shareholder of its Baokai subsidiary represents unpaid purchase consideration from the Company’s December 8, 2010 acquisition (see “Note 9 – Business Combinations”). This amount bears no interest, is unsecured and payable on demand.

15.	INCOME TAXES

As of March 31, 2013, the Company had federal, state and foreign net operating loss carryforwards aggregating $5,986,558 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2032.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740.

16.	DEBT

Debt was comprised of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

9% Unsecured, convertible debenture	$200,000	$150,000
Loan discount on unsecured, convertible debenture	—	—
Total debt	200,000	150,000
Less: Current portion	—	—
Long term debt	$200,000	$150,000

The following table provides a summary of all unsecured, convertible debentures as of March 31, 2013 and December 31, 2012:

Issue Date	Interest Rate	Face Value	Maturity Date	Conversion Rate of Face Value to Common Shares

10/15/2011	9%	$100,000	10/15/2014	0.125
11/16/2012	9%	50,000	11/16/2015	0.200
02/13/2013	9%	50,000	02/13/2016	0.200
Total		$200,000

On October 15, 2011, the Company completed the private placement of an unsecured, convertible debenture in the amount of $100,000. The debenture carries an interest rate of 9% per annum, payable semiannually each April 15 and October 15, for a three-year term convertible at a fixed conversion price of $8.00 per share, which equates to 12,500 shares of the Company’s common stock.

On November 15, 2012 and February 1, 2013, the Company completed the private placement of two unsecured, convertible debentures each in the amount of $50,000. The debentures carry an interest rate of 9% per annum, payable semiannually, for a three-year term with a fixed conversion price of $5.00 per share, or 10,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 8,333 shares of the Company’s common stock if converted during the second or third year following issuance.

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

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either March 31, 2013 or December 31, 2012.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 16,175,880 and 16,080,815 shares of common stock issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

Common Stock Issued in Private Placements

On September 5, 2011, the Company commenced a new offering of 1.5 million shares at $6.00 per share. In October 2011, the Company accepted a subscription agreement from an investor for 20,000 shares of its common stock and received $120,000 in gross proceeds pursuant to this new offering. In February 2012, the Company issued an additional 10,000 shares of its common stock to the investor as a result of the offering amendment described below.

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

On July 1, 2012, the Company modified its offering to include one stock purchase warrant per share of common stock sold. The stock purchase warrants are exercisable at $4.00 per share and expire one year from their date of issuance. Since the July 1, 2012 modification, the Company accepted subscription agreements from investors and issued 562,750 shares of its common stock and equal amount of stock purchase warrants for gross proceeds totaling $2,251,000. Using the Black-Scholes model, the Company allocated a value of $1,530,577 to these stock purchase warrants through the period ended December 31, 2012.

During the three month period ended March 31, 2013 the Company accepted subscription agreements from investors and issued 85,250 shares of its common stock and 97,750 common stock purchase warrants for gross proceeds totaling $341,000. Warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Using the Black-Scholes model, the Company allocated a value of $274,189 to these stock purchase warrants through the period ended March 31, 2013.

Common Stock Issued in Exchange for Services

During the three month period ended March 31, 2013, the Company issued 2,000 shares of its common stock valued at $10,360 in exchange for consulting services. Additionally, the Company issued 4,467 shares of its common stock valued at $24,000 to its three independent directors in accordance with their board compensation agreements and 3,348 shares of its common stock valued at $17,700 in promotional activities to attendees of various financing events hosted by the Company. Each of these share issuances were valued based upon the closing trading share price of the Company’s common stock on their respective dates of award.

Common Stock Issued in the Acquisition of a Business

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

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended March 31, 2013 and December 31, 2012. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, December 31, 2012	562,750	$4.00	$0.71
Warrants issued	97,750	$4.00	0.85
Warrants exercised	—	—	—
Balance March 31, 2013	660,500	$4.00	0.51
_______________
(1)	The remaining contractual life of the warrants outstanding as of March 31, 2013 ranges from 0.25 to 0.90 years.

The value of the common stock options and warrants has been determined using the following Black Scholes methodology for the period ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.13 – 0.16%	0.16 – 0.21%
Expected volatility (3)	139.02 – 146.3%	111.94 – 152.31%
Expected life (in years)	1.00	1.00
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous one year period ended at each stock purchase warrant contract date.

18.	COMMITMENTS

ForceField has entered into a number of engagement agreements for advisory and consulting services on a non-exclusive basis to obtain new equity capital and debt financing. In the event that the Company receives new capital proceeds from a source identified by one of the consultants, then such consultant will receive a finders or referral fee of up to percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval.

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

Segment Results

The following table sets forth operations by segment for the three months ended March 31, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$36,973	$16,218	$208,355	$23,599	$—	$285,145
2012	$234,959	$272,688	$—	$—	$—	507,627
Cost of goods sold:
2013	$36,234	$20,316	$203,055	$16,262	$—	$275,867
2012	$230,260	$245,065	$—	$—	$—	$475,325
Gross margin:
2013	$739	$(4,098)	$5,300	$7,337	$—	$9,278
2012	$4,699	$27,603	$—	$—	$—	$32,302
Operating expenses:
2013	$(95,158)	$356,172	$37,500	$104,222	$432,781	$835,517
2012	$—	$489,006	$—	$—	$257,823	$746,829
Other income (expense):
2013	$—	$—	$57	$—	$(4,475)	$(4,418)
2012	$—	$—	$—	$—	$(2,250)	$(2,250)
Provision for income taxes:
2013	$23,974	$(90,067)	$—	$—	$—	$(66,093)
2012	$1,175	$(115,351)	$—	$—	$—	$(114,176)
Net income (loss):
2013	$71,923	$(270,203)	$(32,143)	$(96,885)	$(437,257)	$(764,564)
2012	$3,524	$(346,052)	$—	$—	$(260,073)	$(602,601)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at March 31, 2013 and December 31, 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Total assets:
2013	$542,877	$13,643,712	$3,181,085	$728,267	$359,485	$18,455,426
2012	$1,841,600	$14,070,312	$3,370,300	$769,056	$461,781	$20,513,049

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amounts of goodwill, intangible and long-lived assets by segment at March 31, 2013 and December 31, 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Goodwill:
2013	$—	$—	$1,342,834	$—	$—	$1,342,834
2012	$—	$—	$1,342,834	$—	$—	$1,342,834
Intangible assets:
2013	$—	$2,452,006	$1,517,042	$689,000	$—	$4,658,048
2012	$—	$2,590,983	$1,543,425	$728,000	$—	$4,862,408
Property, plant and equipment:
2013	$—	$7,728,397	$—	$—	$—	$7,728,397
2012	$—	$7,547,128	$—	$—	$—	$7,547,128

Amortization expense totaled $145,243 for Wendeng, $26,383 for ORC and $39,000 for LED for the three months ended March 31, 2013. Depreciation expense totaled $170,412 for Wendeng for the three months ended March 31, 2013.

Capital expenditures totaled $332,658 for Wendeng during the three months ended March 31, 2013.

Except as noted above, no other reportable segment recorded depreciation or amortization expense, nor did they incur any capital expenditures during the three months ended March 31, 2013.

Customer Concentration and Credit Risk

For the three month period ended March 31, 2013, one customer accounted for 100% of Baokai's sales; one customer accounted for 100% of Wendeng’s sales; and two customers accounted for 100% of ORC’s revenue, at individual concentration levels of 4% and 96%; and three customers accounted for 100% of LED’s revenue, at individual concentration levels of 23%, 31% and 46%.

For the three month period ended March 31, 2012, one customer accounted for 100% of Baokai's sales and one customer accounted for 100% of Wendeng’s sales.

At March 31, 2013, one customer accounted for approximately 86% of Baokai’s accounts receivable. At March 31, 2013, two customers accounted for approximately 97% of Wendeng’s accounts receivable. Concentration levels for these two customers were 17% and 80% of Wendeng’s total trade receivables.

Geographic Information

All of the Company’s long-lived assets are located in China.

During the three months ended March 31, 2013, all of the Company’s sales for the Wendeng and Baokai segments were in China; all of the Company’s sales for the ORC segment were in the Unites States; and all of the Company’s sales for the LED segment were in the Unites State with the exception of $5,407 Costa Rica.

20.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant Chinese regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the China. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations. The Company contributed $6,877 and $8,076 for the three month periods ended March 31, 2013 and 2012, respectively.

21.	SUBSEQUENT EVENTS

On April 25, 2013, the Company entered into a letter of intent to acquire a 60% interest in 1-800 NY Bulbs Ltd, a Mamaroneck, New York based company with over 25 years of experience and a strong reputation for providing premium lighting design, supply and logistics, and installation service options to a variety of clients and high profile enterprises. The transaction is expected to close in the late second quarter or early third quarter of 2013. The closing is subject to financing and customary closing conditions.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events required to be disclosed.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; an increasingly competitive business environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects; changing alternative energy technologies; the price of trichlorosilane (“TCS”) sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; the level of production by the Wendeng factory; Baokai's success in attaining new clients under its TCS distribution agreement; the decision by the NASDAQ Capital Market to accept the Company's application for listing; our ability to successfully manage our TCS business in China; that Wendeng is one of the lowest cost producers of TCS and that we will emerge as one of the strongest TCS manufacturers in 2013; that Wendeng is one of the few remaining stand-alone TCS makers that can still produce TCS at current market pricing levels; generating positive cash flow in 2013; generating significant revenue and profits in 2013 from ORC units and LED lighting sales; the adaption of the lighting market to LED technology; the price of retail electricity; our successful management of outside contractors; the market acceptance of the ORC technology; and obtaining financing to purchase ORC units. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

ORC Overview

Prior to our acquisition of TPE in August 2012, TPE entered into two separate agreements with a large steel company in California (1 unit) and an aerospace company in Dallas (1 unit) to sell them ORC units. These ORC units are in the process of being built and are the first ORC units that will operate with our proprietary TPE fluids. These units will generate a breakeven gross margin for us because the cost of these ORC units includes very substantial one-time initial R&D and engineering work of approximately $400,000. These R&D expenses and engineering work can be leveraged and will reduce the cost of future ORC units. These costs were borne by TPE prior to our acquisition of them and do not impact our profitability. During the period ended March 31, 2013 we recorded $208,355 in revenue from ORC sales and expect to record an additional aggregate $800,000 in revenue on these units during 2013 when they are completed. If the ORC units operate successfully at each location we expect to receive additional orders for ORC units from both companies although there can be no assurances.

On January 18, 2013, we entered into a definitive agreement to install up to four of our ORC units at the Zibo Qilin Fushan Iron & Steel Company (“Qilin”). Qilin, a steel producing company that is located in the Shandong province of China, is the subsidiary of a $28 billion Chinese entity. The ORC units will create significant value through the use of enhanced heat transfer techniques to maximize heat recovery and efficiently convert waste heat directly into renewable electrical energy. TPE determined that the Qilin plant can host four ORC units and generate up to 1.3 Megawatts of incremental electrical energy, annually. In the first phase of the project, we will install two ORC units that will generate approximately 650 Kilowatts of supplemental electricity. We will retain ownership of the ORC units and sell the supplemental electricity generated back to Qilin at a price discounted from the price they pay to their local utility company to purchase electricity. We expected to generate approximately $550,000 in revenue annually, for a twenty year period. Upon successful completion of the first phase, we can at our discretion install two additional ORC units also generating 650 Kilowatts of supplemental electricity. The successful completion of the project is expressly contingent on our obtaining financing on favorable terms in order to build our ORC units. We believe will be successful in obtaining such financing however we can provide no assurances.

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

Currently we are bidding on a number of projects of varying sizes, one of which is a streetlight project in Costa Rica which could generate in excess of $40.0 million in revenue over a five year period. Additionally we have LED trials in process at a number of locations throughout the United States and in Latin America. We expect to win a number of these bids including the large Costa Rica bid, however, there can be no assurances we will be successful.

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

We recorded $23,599 in revenues from the sale of our LED products for the period ended March 31, 2013. We believe the establishment of a sub-distribution network which we expect to continue to expand in size as well as the projects we are currently bidding on and have already generated revenue from, will result in significant LED revenue in 2013 and beyond, although there can be no assurances.

TCS Overview

Since November 2011, the low price of polysilicon coupled with the significant oversupply of polysilicon has had a material adverse impact on the price that we could sell TCS for and the level of plant utilization at Wendeng and our exclusive supplier to Baokai, ZBC. This has negatively impacted our revenues and results of operations. Due to the current polysilicon oversupply situation we believe that an industry consolidation is occurring where we will emerge as one of the strongest entities and lowest cost producers. Our Wendeng facility except for a brief period when it operated in November 2012, has been closed since December 2011. Our Wendeng facility sold some of its existing inventory during 2012 at a loss. We had expected Wendeng to open in 2012; however, the ongoing low pricing of polysilicon and the dumping of pre-existing polysilicon inventories below cost by many polysilicon companies in order to generate cash flow has resulted in low price bids from our customers to supply them TCS at levels which would not enable us to operate profitably. During 2012, our cash operating losses at Wendeng were approximately $10,000-$20,000 per month. These losses are significantly less than the loss we would have incurred by producing TCS and selling it at the market price during 2012 which was below our cash cost of production. Therefore, our operating losses were lower by staying closed rather than manufacturing TCS at a significantly higher loss. The world polysilicon prices have decreased drastically from selling at a high of $475 per kilogram (“kg”) in 2008 to a low of $15.83 per kg in December 2012.

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

Despite recent upticks, as a result of these historically low prices for polysilicon, the great majority of China’s polysilicon plants; and other polysilicon plants around the world have suspended production at some point during 2012 and continue to do so in early 2013. An estimated 50-80% of China’s polysilicon capacity is currently idle. PVInsights a solar industry publication reported the average weekly polysilicon spot price on May 8, 2013 at $16.49.

In late March 2013 Wendeng received an order from GCL-Poly Energy Holdings Ltd, the world's biggest polysilicon manufacturer to produce up to 1,500 metric tons of TCS per month for a 12 month period, for a total of 18,000 metric tons. Based on current TCS pricing, the order if completely fulfilled and delivered by Wendeng, would generate approximately $9.7 million dollars in revenue. Currently the Wendeng facility is not manufacturing TCS because of the recent rising cost of raw materials necessary to manufacture TCS will not enable Wendeng to produce TCS for this order, at a cash profit. Wendeng is now expected to open in late June 2013 to begin manufacturing TCS for this order, however, due to ongoing need of many polysilicon makers in China to sell their existing inventory below cost to generate cash flow, the constantly changing prices of raw materials necessary to manufacture TCS, and since the TCS industry operates on a “spot price” market; there can be no assurances that Wendeng will open in June 2013, or that its client will begin to take monthly delivery of the 1,500 metric ton order of TCS it has placed with Wendeng.

Baokai, our TCS distribution company, has been open and closed at various periods during 2012 and through early 2013. This pattern is expected to continue during the remainder of 2013 based upon the market conditions described above. During periods when the Baokai distribution segment isn’t open it operates at an approximate breakeven level because we did not incur any significant marketing or business development expenses directly associated with Baokai operations.

Results of Operations for the Three and Three Months Ended March 31, 2013 and 2012

The following table sets forth operations by segment for the three months ended March 31, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$36,973	$16,218	$208,355	$23,599	$—	$285,145
2012	$234,959	$272,688	$—	$—	$—	507,627
Cost of goods sold:
2013	$36,234	$20,316	$203,055	$16,262	$—	$275,867
2012	$230,260	$245,065	$—	$—	$—	$475,325
Gross margin:
2013	$739	$(4,098)	$5,300	$7,337	$—	$9,278
2012	$4,699	$27,603	$—	$—	$—	$32,302
Operating expenses:
2013	$(95,158)	$356,172	$37,500	$104,222	$432,781	$835,517
2012	$—	$489,006	$—	$—	$257,823	$746,829
Other income (expense):
2013	$—	$—	$57	$—	$(4,475)	$(4,418)
2012	$—	$—	$—	$—	$(2,250)	$(2,250)
Provision for income taxes:
2013	$23,974	$(90,067)	$—	$—	$—	$(66,093)
2012	$1,175	$(115,351)	$—	$—	$—	$(114,176)
Net income (loss):
2013	$71,923	$(270,203)	$(32,143)	$(96,885)	$(437,257)	$(764,564)
2012	$3,524	$(346,052)	$—	$—	$(260,073)	$(602,601)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Revenue

Sales for the three months ended March 31, 2013 totaled $285,145 compared to $507,627 for the same period ended March 31, 2012. The decrease in revenue in 2013 compared to 2012 is attributable to a decline in revenues in our TCS segments offset by revenues in our new ORC and LED segments which were not operating in 2012. TCS revenue continues to be impacted by the world oversupply of polysilicon described in the “Overview” section above. We believe our revenue will be significantly higher in future quarters throughout 2013. We believe our TCS revenue will be begin to increase in 2013 as market conditions for polysilicon improve. Additionally, due to the large amount of the dollar value of the contracts that we are bidding on in both the LED and ORC segments, we believe we will be successful in generating significant new revenue from the segments in 2013. However, there can be no assurances that there will be a recovery in the polysilicon industry enabling us to sell our TCS. Nor can there be any assurances that we will successful in winning our bids, or on the timing of revenues from these segments.

Gross Margin

Gross margin for the three months ended March 31, 2013 was $9,278 compared to $32,302 for the three months ended March 31, 2012. Gross margin percentage for the three months ended March 31, 2013 was 3.3%, compared to 6.4% for the three months ended March 31, 2012. Due to the low amount of revenues in each of our operating segments, the low gross margin is not indicative of the future gross margins we expect we generate as revenues increase in future periods.

Professional Fees

Professional fees totaled $189,576 for the three months ended March 31, 2013, compared to $141,710 for the three months ended March 31, 2012. Professional fees consist of legal, accounting and other consulting or service provider fees. Most of our professional services are attributable to our status as a publicly traded company. The increase in fees is consistent with increased activity at the Company related to the acquisition of TPE and the distribution rights for our LED segment.

General and Administrative Expenses

General and administrative (“G&A”) expenses totaled $645,941 for the three months ended March 31, 2013, compared to $605,119 for the three months ended March 31, 2012.

The primary components of our G&A expenses include salaries and benefits not directly associated with our manufacturing processes, depreciation on non-production capital assets, amortization, facility costs and maintenance, investor relations activities and various administrative and office expenses. The increase our G&A expenses for the three months ended March 31, 2013 is attributable to the inclusion of G&A expense related to our ORC operations at TPE.

Provision for Income Taxes (Benefit)

We recorded an income tax benefit of ($66,093) for the three months ended March 31, 2013, compared to a provision for income taxes of ($114,176) for the three months ended March 31, 2012.

Our provisions for income taxes or income tax benefits include the results of the operations realized at our Chinese subsidiaries. They are recorded at a 25% tax rate, which is the statutory rate in China for all earnings. Any profits generated in China are not available for offset against net operating losses in the United States.

As of March 31, 2013, we had federal, state and foreign net operating loss carryforwards aggregating $5,986,558 that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2032.

Net loss Attributable to ForceField's Common Shareholders

For the three months ended March 31, 2013, we incurred a net loss of ($764,564), compared to a net loss of ($602,601) for the three months ended March 31, 2012. After deducting the net loss from noncontrolling interests, our net loss attributable to our common shareholders was ($647,701) and ($464,533) for each period respectively.

The weighted average number of basic and fully diluted shares outstanding for the three months ended March 31, 2013 was 16,132,284 compared to 15,010,314 for the three months ended March 31, 2012. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended March 31, 2013 and 2012, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At March 31, 2013, we had cash on hand of $624,034. Of this amount, $480,592 was on deposit with institutions located in the United States, $143,442 in China. For the foreseeable future, we do not intend to repatriate any funds from China to support our operations within the United States. Prior to our acquisition of a controlling interest in TPE and the exclusive North American distribution rights to Lightsky products, our U.S.-based operations consisted solely of a holding company that incurred expenses and had no revenue generating activities. Proceeds generated from private placements of our common stock and loans have been the primary sources of funding for our U.S.-based operations. We believe our current cash position and ability to raise funds through the sale of new equity and convertible notes, coupled with the revenue potential of our newly acquired U.S.-based businesses, will be sufficient to fund our U.S. activities for the next twelve months. Furthermore, we expect to generate positive cash flow over the next twelve months which will supplement our cash position.

At March 31, 2013, we had a working capital deficit of $5,024,612. The deficit is primarily attributable to the related party payable of $5,502,894 due to the minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. Our Wendeng subsidiary minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $344,980 for the three months ended March 31, 2013, compared to net cash used in operating activities of $239,749 for the three months ended March 31, 2012. The increase in net cash used during 2013 as compared to 2012 is attributable to an increase in our net loss to $764,564 compared to a net loss of $602,601 in the prior year period; offset by a significant improvement in cash provided by the net change in our operating assets and liabilities over the prior year period. Our current period operating loss includes non-cash depreciation and amortization expenses of $381,038 and aggregate reserves against our working capital assets (accounts receivable and inventory) of ($119,141), as compared to $309,002 of depreciation and amortization and aggregate reserves against working capital assets of nil in the prior year period.

Net cash used in investing activities increased to $332,658 for the three months ended March 31, 2012 compared to $190,340 for the same three month period in 2013. The increase is solely attributable to an increase in the purchase of property, plant and equipment.

Net cash provided by financing activities was $306,900 for the three months ended March 31, 2013, compared to $89,123 for the three months ended March 31, 2012. During the period ended March 31, 2013 we received $306,000 in net proceed from the issuance of common stock compared to $45,000 in the same period in 2012.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our audited 2012 consolidated financial statements in Form 10-K for a summary of our significant accounting policies.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013. There were no material changes during the period of this report from such risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, the Company accepted subscription agreements from investors and correspondingly sold 85,250 shares of its common stock pursuant to its current private placement offering, and received $341,000 in gross proceeds. The proceeds, net of commissions, were $306,900. In connection with the private placement, we issued warrants to purchase 85,250 shares of our common stock at an exercise price of $4.00 per share for a term of one year. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

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

FORCEFIELD ENERGY INC.

May 17, 2013	By:	/s/ David Natan
David Natan
Chief Executive Officer

May 17, 2013	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer