Form 10-Q
period 2013-06-30
ForceField Energy Inc.
filed 2013-08-16
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,265,501 common shares as of August 14, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012

F-4	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$377,120	$994,149
Accounts receivable, net	2,897,376	4,469,514
Inventory, net	173,071	323,141
Deferred tax assets, net	74,926	90,257
Prepaid expenses and other current assets	686,960	448,601
Total current assets	4,209,453	6,325,662
Property, plant and equipment, net	7,913,460	7,547,128
Goodwill	1,342,834	1,342,834
Intangible assets, net	4,477,335	4,862,408
Related party receivables	224,118	413,061
Other assets	—	21,956
Total assets	$18,167,200	$20,513,049

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,914,290	$3,689,065
Accrued liabilities	294,961	679,021
Loans payable	17,000	—
Related party payables	5,665,320	5,652,487
Income taxes payable	1,152,730	1,239,067
Total current liabilities	10,044,301	11,259,640
Convertible debentures	200,000	150,000
Deferred tax liabilities, net — non-current	223,147	409,037
Total liabilities	10,467,448	11,818,677

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; and 16,221,112 and 16,080,815 shares
issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	16,221	16,081
Additional paid-in capital	13,549,804	13,015,222
Accumulated deficit	(8,267,603)	(6,922,198)
Accumulated other comprehensive income	399,529	317,337
Total ForceField Energy Inc. stockholders' equity	5,697,951	6,426,442
Noncontrolling interests	2,001,801	2,267,930
Total equity	7,699,752	8,694,372
Total liabilities and equity	$18,167,200	$20,513,049

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$217,484	$526,590	$502,629	$1,034,217
Cost of goods sold	221,458	513,219	497,325	988,544
Gross margin	(3,974)	13,371	5,304	45,673
Operating expenses:
Professional fees	192,393	148,014	381,969	289,724
General and administrative	771,159	823,282	1,417,100	1,428,401
Total operating expenses	963,552	971,296	1,799,069	1,718,125
Income (loss) from operations	(967,526)	(957,925)	(1,793,765)	(1,672,452)
Other income (expense)
Equity earnings (loss) from investment in TransPacfic Energy, Inc.	—	(1,211)	—	(1,211)
Interest expense, net	(5,175)	(2,518)	(9,593)	(4,768)
Total other income (expense)	(5,175)	(3,729)	(9,593)	(5,979)
Income (loss) before income taxes	(972,701)	(961,654)	(1,803,358)	(1,678,431)
Provision for income taxes (benefit)	(125,731)	(167,342)	(191,824)	(281,518)
Net income (loss)	(846,970)	(794,312)	(1,611,534)	(1,396,913)
Less: Net income (loss) attributable to noncontrolling interests	(149,266)	(178,244)	(266,129)	(316,312)
Net loss attributable to ForceField Energy Inc. common shareholders	$(697,704)	$(616,068)	$(1,345,405)	$(1,080,601)

Basic and diluted earnings (loss) per share	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	16,187,281	15,057,587	16,159,934	15,033,951

Comprehensive income (loss):
Net income (loss)	$(846,969)	$(794,312)	$(1,611,533)	$(1,396,913)
Foreign currency translation adjustment	68,505	(59,310)	82,191	(50,547)
Comprehensive income (loss)	(778,464)	(853,622)	(1,529,342)	(1,447,460)
Comprehensive income (loss) attributable to noncontrolling interests	(149,266)	(178,244)	(266,129)	(316,312)
Comprehensive income (loss) attributable to ForceField Energy Inc.	(629,198)	(675,378)	(1,263,213)	(1,131,148)

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,611,534)	$(1,396,913)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	765,666	619,247
Provision for doubtful accounts	(62,152)	389,874
Equity loss from investment in TransPacific Energy, Inc.	—	1,211
Common stock issued in exchange for services	92,822	24,000
Changes in operating assets and liabilities:
Accounts receivable	342,722	(493,392)
Notes receivable	—	477,769
Inventory	153,773	114,874
Prepaid expenses and other current assets	(286,039)	92,346
Related party receivables - trade	193,702	(112,110)
Other assets	22,106	—
Accounts payable	523,375	154,333
Accrued liabilities	(331,136)	149,459
Income taxes payable	(268,314)	(359,663)
Net cash used in operating activities	(465,009)	(338,965)

Cash flows from investing activities:
Cash consideration for acquisition of business	—	(150,000)
Purchase of property, plant and equipment	(589,404)	(190,017)
Net cash provided by (used in) investing activities	(589,404)	(340,017)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	441,900	195,000
Proceeds from issuance of convertible debentures	50,000	—
Proceeds from loans payable	17,000	129,600
Proceeds from (repayments of) related party payables	(75,000)	40,000
Net cash provided by financing activities	433,900	364,600

Effect of exchange rates on cash and cash equivalents	3,484	(3,880)
Net increase (decrease) in cash and cash equivalents	(617,029)	(318,262)
Cash and cash equivalents at beginning of period	994,149	674,291
Cash and cash equivalents at end of period	$377,120	$356,029

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,906	$4,768
Cash paid for income taxes	$800	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock related to acquisitions	$—	$475,207
Common stock issued to reduce accounts payable	$—	$40,000

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 2013
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. (“ForceField” or “Company”) is an international manufacturer, distributor, and licensee of alternative energy products and technologies. ForceField was incorporated in the State of Nevada on January 30, 2007. ForceField (i) owns 50.3% of TransPacific Energy, Inc. (“TPE”), a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity; (ii) is the exclusive North American distributor of light emitting diode (LED) commercial lighting products and fixtures for a premier manufacturer in China; and (iii) is a producer of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for photovoltaic (“PV”) panels that convert sunlight to electricity. This TCS is sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant, both of which are located in China.

On February 28, 2013, the Company changed its name from SunSi Energies Inc. (“SunSi”) to ForceField Energy Inc. With the exception of the Company’s wholly-owned subsidiary, SunSi Energies Hong Kong Ltd. (“SunSi HK”) which name remains unchanged, all historic references to “SunSi” in this document have been changed to “ForceField”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited (“SunSi HK”), ForceField Energy S.A.(“S.A.”) in Costa Rica and ForceField Energy USA Inc. (“ForceField USA”); the Company’s 50.3% owned subsidiary TransPacific Energy, Inc. (“TPE”); SunSi HK's 90% owned subsidiary Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”); and SunSi HK's 60% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”).  All intercompany accounts have been eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2012 as filed in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated as of June 30, 2013 to reflect the Company’s one-for-two reverse capital stock split effective October 9, 2012, as described in Note 17 — Stockholders’ Equity to these consolidated financial statements.

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

Accounting Standards Updates through ASU 2013-11 that contain technical corrections to existing guidance or affect specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at June 30, 2013 and December 31, 2012 were comprised of the following:

	June 30, 2013	December 31, 2012

Accounts receivable, trade	$2,936,828	$4,645,193
Accounts receivable, unbilled	112,058	26,167
Costs and unearned income unbilled	200,000	257,500
Allowance for doubtful accounts	(351,510)	(459,346)

Total	$2,897,376	$4,469,514

In March 2013, the Company’s Baokai segment agreed to assign the accounts receivable balance from one of its customers, totaling $1,334,321, to the manufacturer of the product it distributes, Zibo Baoyun Chemical Plant (“ZBCP”). In exchange, the Company is relieved of its accounts payable obligations to ZBCP. Additionally, ZBCP agreed to pay the 2% gross margin earned by the Company related to these accounts receivables from the sale of its product by June 30, 2013. This amount has not yet been collected.

At December 31, 2012, the Company established a general provision related to its trade accounts receivable of $459,346 to an allowance for doubtful accounts by recording a charge to bad debt expense. During the six months ended June 30, 2013, the Company decreased its provision by recording a benefit to bad debt expense of $62,152 due to the settlement of accounts receivable balances previously reserved against. Furthermore, the Company’s ORC segment wrote off accounts receivables totaling $51,500 that it previously reserved against.

As of June 30, 2013, three customers accounted for approximately 13%, 17%, and 63% respectively, or approximately 93% of total accounts receivable.

As of December 31, 2012, three customers accounted for approximately 11%, 22% and 65%, respectively, or approximately 98% of total accounts receivable.

5.	INVENTORY

Inventory at June 30, 2013 and December 31, 2012 was comprised of the following:

	June 30, 2013	December 31, 2012

Raw materials	$173,071	$170,417
Finished goods	—	163,520
Allowance for excess or obsolete inventory	—	(10,796)

Total	$173,071	$323,141

At December 31, 2012, the Company established a general provision of $10,796 to an allowance for excess or obsolete inventory by recording a charge to cost of goods sold. During the six months ended June 30, 2013, the Company reduced its allowance for excess or obsolete inventory to zero following the sale of the inventory against which it recorded the provision.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2013 and December 31, 2012 were comprised of the following:

	June 30, 2013	December 31, 2012

Advances to suppliers, net of allowance	$495,002	$300,396
Prepaid expenses	137,213	94,682
Value added tax (VAT) credit	53,477	52,656
Other	1,268	867

Total	$686,960	$448,601

Advances made to suppliers are for the purchase of raw materials that are expected to be recovered within twelve months. At December 31, 2012, the Company established a general provision for doubtful accounts related to its advances to suppliers by recording a charge to bad debt expense of $9,314. During the six months ended June 30, 2013, the Company did not record any further adjustments to the provision.

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2013 and December 31, 2012 was comprised of the following:

			June 30, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,842,546	$(442,065)	$3,400,481	$3,783,611	$(340,062)	$3,443,549
Furniture and equipment	9,985	(3,917)	6,068	9,831	(2,831)	7,000
Machinery and equipment	3,975,412	(954,706)	3,020,706	3,914,440	(733,413)	3,181,027
Automotive equipment	329,943	(137,617)	192,326	324,883	(99,292)	225,591
Office equipment	12,639	(5,312)	7,327	12,445	(3,921)	8,524
Construction in Progress	1,286,552	—	1,286,552	681,437	—	681,437

Total	$9,457,077	$(1,543,617)	$7,913,460	$8,726,647	$(1,179,519)	$7,547,128

Depreciation for the three months ended June 30, 2013 and June 30, 2012 totaled $172,349 and $167,498, respectively.

Depreciation expense for the six months ended June 30, 2013 and 2012 totaled $342,761 and $329,917, respectively.

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

Prior to gaining its controlling interest, the Company accounted for its investment in TPE as prescribed in ASC 323, “Investment — Equity Method and Joint Venture”. Accordingly, the Company adjusted the carrying amount of its investment to recognize its share of earnings or losses. During the six months ended June 30, 2013, the Company recorded an equity loss from its investment in TPE of $5,798.

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

9.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at June 30, 2013 and December 31, 2012 was comprised of the following:

	June 30, 2013	December 31, 2012

Goodwill – Wendeng He Xie Silicon Co., Ltd	—	583,183
Goodwill – TransPacific Energy, Inc.	1,342,834	1,342,834
Impairment charge	—	(607,422)
Foreign currency translation adjustments	—	24,239

Goodwill, net at June 30, 2013	$1,342,834	$1,342,834

Intangible assets at June 30, 2013 and December 31, 2012 were comprised of the following:

		June 30, 2013			December 31, 2012
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3	$1,643,126	(1,255,166)	387,960	$1,617,925	$(966,261)	$651,664
Exclusive distribution rights	5	780,000	(130,000)	650,000	780,000	(52,000)	728,000
Land leasehold and use rights	50	2,042,195	(93,478)	1,948,717	2,010,872	(71,553)	1,939,319
Technology	15	1,583,000	(92,342)	1,490,658	1,583,000	(39,575)	1,543,425

Total		$6,048,321	(1,570,986)	4,477,335	$5,991,797	$(1,129,389)	$4,862,408

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

Amortization expense for intangible assets subject to amortization for the three months ended June 30, 2013 and 2012 totaled $212,279 and $142,747, respectively.

Amortization expense for intangible assets subject to amortization for the six months ended June 30, 2013 and 2012 totaled $422,905 and $289,330, respectively.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

10.	RELATED PARTY RECEIVABLES - TRADE

Related party receivables were comprised of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Wendeng Huahai Chemical Co., Ltd.	$224,118	$413,061

Total	$224,118	$413,061

The amount represents trade receivables due from a related party; an entity in which a shareholder of the Company maintains an equity interest. The receivable is interest-free, unsecured and payable in accordance with the Company’s standard trade terms.

11.	OTHER ASSETS

Other assets were comprised of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Deposit – Department of Extra budgetary Fund, Wendeng	$—	$21,956

Total	$—	$21,956

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Accounts payable	$2,914,290	$3,689,065

Accrued liabilities:
Billings in excess of cost and earned income	172,200	257,500
Reserve for estimated losses on uncompleted contracts	29,524	121,442
Other accrued liabilities	93,237	300,079
Total accrued liabilities	294,961	679,021

Total accounts payable and accrued liabilities	$3,209,251	$4,368,086

Accounts payable and accrued liabilities primarily represent trade payables of the Company’s Chinese operating subsidiaries.

13.	LOANS PAYABLE

Loans payable at June 30, 2013 and December 31, 2012 were comprised of the following:

	June 30, 2013	December 31, 2012

Loans payable	$17,000	$—

Total	$17,000	$—

On May 1, 2012, the Company executed a letter agreement with a third party lender whereby it could borrow up to $100,000 Canadian dollars if needed. All borrowings under the agreement are unsecured, bear interest at a rate of 10% annually and mature effective December 31, 2012. In May and June 2012, the Company received proceeds aggregating $79,600 from the lender under the agreement. As of December 31, 2012, the Company had repaid all principal amounts borrowed on its letter agreement.

In May 2013, the terms of the letter agreement were extended until December 31, 2013 and the Company borrowed $17,000 on the facility.

On June 12, 2012, the Company received loan proceeds totaling $50,000 from a demand note entered into with a third party lender. All borrowings on the note are unsecured, bear interest at a rate of 12% annually and are payable on demand. On July 5, 2012, the Company repaid the principal amount totaling $50,000 on its demand note payable.

14.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Advances from minority shareholder of noncontrolling interest (Wendeng)	$5,576,673	$5,488,840
Purchase consideration due minority shareholder of noncontrolling interest (Baokai)	88,647	163,647

Total	$5,665,320	$5,652,487

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

The amount due to the minority shareholder of its Baokai subsidiary represents unpaid purchase consideration from the Company’s December 8, 2010 acquisition. This amount bears no interest, is unsecured and payable on demand.

15.	INCOME TAXES

As of June 30, 2013, the Company had federal, state and foreign net operating loss carryforwards aggregating approximately $6.6 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2032.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740.

16.	DEBT

Debt was comprised of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

9% Unsecured, convertible debentures	$200,000	$150,000
Less: Current portion	—	—
Long term debt	$200,000	$150,000

The following table summarizes the issuance of all unsecured, convertible debentures during the six month period ended June 30, 2013 and year ended December 31, 2012:

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

On November 16, 2012 and February 13, 2013, the Company completed the private placement of two unsecured, convertible debentures each in the amount of $50,000. The debentures carry an interest rate of 9% per annum, payable semiannually, for a three-year term with a fixed conversion price of $5.00 per share, or 10,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 8,333 shares of the Company’s common stock if converted during the second or third year following issuance.

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

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either June 30, 2013 or December 31, 2012.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 16,221,112 and 16,080,815 shares of common stock issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

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

During the six month period ended June 30, 2013 the Company accepted subscription agreements from investors and issued 122,750 shares of its common stock and 135,250 common stock purchase warrants for gross proceeds totaling $491,000. Warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Using the Black-Scholes model, the Company allocated a value of $375,339 to these stock purchase warrants through the period ended June 30, 2013.

Common Stock Issued in Exchange for Services

During the six month period ended June 30, 2013, the Company issued 5,400 shares of its common stock valued at $28,148 in exchange for consulting services. Additionally, the Company issued 7,848 shares of its common stock valued at $42,000 to its three independent directors in accordance with their board compensation agreements and 4,299 shares of its common stock valued at $22,674 in promotional activities to attendees of various financing events hosted by the Company. Each of these share issuances were valued based upon the closing trading share price of the Company’s common stock on their respective dates of award.

Common Stock Issued in the Acquisition of a Business

Effective August 20, 2012, the Company exchanged 255,356 shares of its common stock valued at $965,226, or $3.78 per share, in connection with its equity investment in TPE (see “Note 8 – Business Combinations”).

Common Stock Issued in the Acquisition of Distribution Rights

On August 27, 2012, the Company entered into a five year distribution agreement with Lightsky located in Shanghai, China whereby it became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico. The Company issued 150,000 shares of its restricted common stock valued at $780,000, or $5.20 per share. The shares are restricted for an eighteen month period from their date of issuance (see “Note 9 – Goodwill and Intangible Assets, Net”).

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended December 31, 2012 and June 30, 2013. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2012	562,750	$4.00	$0.20
Warrants issued	135,250	$4.00	0.68
Warrants exercised	—	—	—
Balance June 30, 2013	698,000	$4.00	0.29
———————
(1)	The remaining contractual life of the warrants outstanding as of June 30, 2013 ranges from 0.01 to 0.93 years.

The value of the common stock options and warrants has been determined using the following Black Scholes methodology:

	June 30, 2013	December 31, 2012
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.13 – 0.16%	0.16 – 0.21%
Expected volatility (3)	111.21 – 146.37%	111.94 – 152.31%
Expected life (in years)	1.00	1.00
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous one year period ended at each stock purchase warrant contract date.

18.	COMMITMENTS

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

The Company determined that it has four reportable business segments: Baokai, Wendeng, ORC and LED. The Baokai segment consists of the business of Zibo Baokai Commerce and Trade Co., Ltd., a company based in the Shandong province of China that distributes the trichlorosilane production of Zibo Baoyun Chemical Plant. The Wendeng segment consists of the operations of Wendeng He Xie Silicon Industry Co., Ltd., a company based in the Shandong province of China that directly manufactures and sells trichlorosilane. The ORC segment consists of the operations of TransPacific Energy, Inc., a company based in California and Nevada that designs and installs proprietary modular Organic Rankine Cycle units utilizing patented multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy. The LED segment consists of the business of ForceField USA that distributes LED lighting products manufactured in China by Shanghai Lightsky Optoelectronics Technology Co., Ltd. in the major North American markets.

The accounting policies of the reportable segments are the same as those described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by segment for purpose of evaluating financial performance.

Segment Results

The following table sets forth operations by segment for the three months ended June 30, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$16,944	$139,495	$6,535	$54,510	$—	$217,484
2012	$527,052	$(462)	$—	$—	$—	$526,590
Cost of goods sold:
2013	$16,605	$183,408	$(5,915)	$27,360	$—	$221,458
2012	$516,511	$(3,292)	$—	$—	$—	$513,219
Gross margin:
2013	$339	$(43,913)	$12,450	$27,150	$—	$(3,974)
2012	$10,451	$2,830	$—	$—	$—	$13,371
Operating expenses:
2013	$64,092	$395,259	$25,678	$89,572	$388,951	$963,552
2012	$110,836	$571,903	$—	$—	$288,557	$971,296
Other income (expense):
2013	$—	$—	$59	$—	$(5,234)	$(5,175)
2012	$—	$—	$—	$—	$(3,729)	$(3,729)
Provision for income taxes:
2013	$(15,938)	$(109,793)	$—	$—	$—	$(125,731)
2012	$(25,074)	$(142,268)	$—	$—	$—	$(167,342)
Net income (loss):
2013	$(47,815)	$(329,379)	$(13,169)	$(62,422)	$(394,185)	$(846,970)
2012	$(75,221)	$(426,805)	$—	$—	$(292,286)	$(794,312

The following table sets forth operations by segment for the six months ended June 30, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$53,917	$155,713	$214,890	$78,109	$—	$502,629
2012	$762,011	$272,206	$—	$—	$—	$1,034,217
Cost of goods sold:
2013	$52,839	$203,724	$197,140	$43,622	$—	$497,325
2012	$746,771	$241,773	$—	$—	$—	$988,544
Gross margin:
2013	$1,078	$(48,011)	$17,750	$34,487	$—	$5,304
2012	$15,240	$30,443	$—	$—	$—	$45,673
Operating expenses:
2013	$(31,066)	$751,431	$63,178	$193,794	$821,732	$1,799,069
2012	$110,836	$1,060,909	$—	$—	$546,380	$1,718,125
Other income (expense):
2013	$—	$—	$116	$—	$(9,709)	$(9,593)
2012	$—	$—	$—	$—	$(5,979)	$(5,979)
Provision for income taxes:
2013	$8,036	$(199,860)	$—	$—	$—	$(191,824)
2012	$(23,899)	$(257,619)	$—	$—	$—	$(281,518)
Net income (loss):
2013	$24,108	$(599,582)	$(45,312)	$(159,307)	$(831,441)	$(1,611,534)
2012	$(71,697)	$(772,857)	$—	$—	$(552,359)	$(1,396,913)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at June 30, 2013 and December 31, 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Total assets:
2013	$531,576	$13,433,493	$3,360,260	$732,303	$109,568	$18,167,200
2012	$1,841,600	$14,070,312	$3,370,300	$769,056	$461,781	$20,513,049

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amounts of goodwill, intangible and long-lived assets by segment at June 30, 2013 and December 31, 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Goodwill:
2013	$—	$—	$1,342,834	$—	$—	$1,342,834
2012	$—	$—	$1,342,834	$—	$—	$1,342,834
Intangible assets:
2013	$—	$2,336,677	$1,490,658	$650,000	$—	$4,477,335
2012	$—	$2,590,983	$1,543,425	$728,000	$—	$4,862,408
Property, plant and equipment:
2013	$—	$7,913,460	$—	$—	$—	$7,913,460
2012	$—	$7,547,128	$—	$—	$—	$7,547,128

Amortization expense totaled $146,895 for Wendeng, $26,384 for ORC and $39,000 for LED for the three months ended June 30, 2013. Depreciation expense totaled $172,349 for Wendeng for the three months ended June 30, 2013.

Amortization expense totaled $292,138 for Wendeng, $52,767 for ORC and $78,000 for LED for the six months ended June 30, 2013. Depreciation expense totaled $342,761 for Wendeng for the six months ended June 30, 2013.

Capital expenditures totaled $589,404 for Wendeng during the six months ended June 30, 2013.

Except as noted above, no other reportable segment recorded depreciation or amortization expense, nor did they incur any capital expenditures during the six months ended June 30, 2013.

Customer Concentration and Credit Risk

For the three month period ended June 30, 2013, one customer accounted for 100% of Baokai's sales; four customers accounted for 100% of Wendeng’s sales, at individual concentration levels of 12%, 21%, 24% and 43%; and one customer accounted for 69% of ORC’s revenue; and three customers accounted for 100% of LED's sales, at individual concentration levels of 13%, 28% and 59%.

For the six month period ended June 30, 2013, two customers accounted for 100% of Baokai's sales, at individual concentration levels of 31% and 69%; four customers accounted for 100% of Wendeng’s sales, at individual concentration levels of 19%, 21%, 22% and 38%; two customers accounted for 98% of ORC’s revenue, at individual concentration levels of 40% and 58%; and four customers accounted for 93% of LED's sales, at individual concentration levels of 10%, 20%, 23% and 40%.

At June 30, 2013, one customer accounted for approximately 84% of Baokai’s accounts receivable. At June 30, 2013, two customers accounted for approximately 98% of Wendeng’s accounts receivable. Concentration levels for these two customers were 17% and 81% of Wendeng’s total trade receivables.

Geographic Information

All of the Company’s long-lived assets are located in China.

During the three and six months ended June 30, 2013, all of the Company’s sales for the Wendeng and Baokai segments were in China; all of the Company’s sales for the ORC segment were in the United States; and all of the Company’s sales for the LED segment were in the United States with the exception of $5,407 in sales in Costa Rica.

20.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant Chinese regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the China. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations. The Company contributed $10,178 and $17,055 for the three and six month period ended June 30, 2013, respectively, compared to $3,634 and $11,710 for the same three and six month periods ended June 30, 2012, respectively.

21.	SUBSEQUENT EVENTS

On April 25, 2013, the Company entered into a letter of intent to acquire a 60% interest in 1-800 NY Bulbs Ltd, a Mamaroneck, New York based company with over 25 years of experience and a strong reputation for providing premium lighting design, supply and logistics, and installation service options to a variety of clients and high profile enterprises.

On July 31, 2013, the letter of intent expired without a consensual agreement to extend the terms. At this time, the Company is no longer pursuing the acquisition of a controlling interest in 1-800 NY Bulbs Ltd.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; an increasingly competitive business environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects that utilize PV panels; changing alternative energy technologies; the price of trichlorosilane (“TCS”) sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; the level of production by the Wendeng factory; the decision by the NASDAQ Capital Market to accept our application for listing; our ability to successfully manage our TCS business in China; that Wendeng is one of the lowest cost producers of TCS and that we will emerge as one of the strongest TCS manufacturers in 2013; generating revenue from ORC units and LED lighting sales; entering into definitive agreements on LED trials currently in process, obtaining financing for ORC and LED installations; the acceptance of the lighting market to LED technology; the price of electricity in various jurisdictions worldwide; our successful management of outside contractors; the market acceptance of the ORC technology; and a decision by the two current ORC clients to order additional ORC units.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

TCS Overview

Since November 2011, the low price of polysilicon coupled with the significant oversupply of polysilicon has had a material adverse impact on the price that we could sell TCS for and the level of plant utilization at Wendeng and our exclusive supplier to Baokai. TCS is critical raw material necessary to produce polysilicon and represent approximately 20% of the cost of polysilicon. The low cost of polysilicon has negatively impacted our revenues and results of operations. Our Wendeng facility, except for a brief period when it operated in November 2012, has been closed since December 2011. Our Wendeng facility sold some of its existing TCS inventory during 2012 and 2013 at a loss. At various times during 2012 and 2013 we had expected Wendeng to open.  However, the ongoing low pricing of polysilicon and the “dumping” of pre-existing polysilicon inventories below cost by many polysilicon companies in order to generate cash flow, has resulted in continuing low price bids from our customers to supply them TCS at levels which would not enable us to operate profitably. During 2013 our cash operating losses at Wendeng have been negligible. These losses are significantly less than the loss we would have incurred by producing TCS and selling it at the market price below our cash cost of production. Therefore, our operating losses were lower by staying closed rather than manufacturing TCS at a significantly higher loss. The world polysilicon prices have decreased drastically from selling at a high of $475 per kilogram (“kg”) in 2008 to a low of $15.83 per kg in December 2012.

Polysilicon average spot prices have been recently increasing somewhat, most recently trading at a range between approximately $17.00 to $20.00 per kg. according to Mercom Solar Market Intelligence Report. Due to the current polysilicon oversupply situation, we believe that due to published reports in many publications worldwide, an industry consolidation has occurred and is continuing. Due to our manufacturing process and low cost of production, we believe we will eventually emerge as one of the strongest remaining stand-alone TCS entities.

Despite recent modest upticks in polysilicon pricing and receiving a significant conditional order in March 2013 from GCL-Poly Energy Holdings Ltd, the world's biggest polysilicon manufacturer, market conditions have not allowed us to open the Wendeng facility to fulfill the order at a pricing level that will enable us to operate at a cash profit. We believe that due to the slowly rising prices in 2013 and due the continuing consolidation of TCS manufacturers that Wendeng will open in 2013, however, due to ongoing need of many polysilicon makers in China to sell their existing inventory below cost to generate cash flow, the constantly changing prices of raw materials necessary to manufacture TCS, and since the TCS industry operates on a “spot price” market; there can be no assurances as to the timing.

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

ORC Overview

Prior to our acquisition of TPE in August 2012, TPE entered into two separate agreements with a large steel company in California (1 unit) and an aerospace company in Dallas (1 unit) to sell them ORC units. These ORC units are in the process of being built and are the first ORC units that will operate with our proprietary TPE fluids. These units will generate a breakeven gross margin for us because the cost of these ORC units includes very substantial one-time initial R&D and engineering work of approximately $400,000-$500,000. The unit in Dallas has been completed and is now going through its initial testing phase by the client. The unit in California has taken longer than anticipated to complete and is not expected to be operational until 2014. The R&D expenditures and engineering work on the initial two units can be leveraged and will reduce the cost of future ORC units. These costs were substantially borne TPE prior to our acquisition of them, and do not impact our profitability. During the six month period ended June 30, 2013 we have recorded $214,890 in revenue from these two ORC units. If the ORC units operate successfully at each location we expect to receive additional orders for ORC units from both companies although there can be no assurances as to the amount, and of timing, when additional units will be ordered.

We do not expect to record ORC revenue from any new ORC projects in 2013 if we enter into them in 2013 due to the long lead time to negotiate a power purchase agreement with a potential end user, and the time it takes to manufacture the product. The amount of time to complete an ORC project has taken significantly longer than we initially anticipated when we acquired TPE. Currently, the amount of time to complete a project is estimated between nine and twelve months, if adequate financing can be obtained.

On January 18, 2013, we entered into a definitive agreement to install up to four of our ORC units at the Zibo Qilin Fushan Iron & Steel Company (“Qilin”). Qilin, a steel producing company that is located in the Shandong province of China, is the subsidiary of a $28 billion Chinese entity. TPE determined that the Qilin plant can host four ORC units and generate up to 1.3 Megawatts of incremental electrical energy, annually. In the first phase of the project, we will install two ORC units that will generate approximately 650 Kilowatts of supplemental electricity. We will retain ownership of the ORC units and sell the supplemental electricity generated back to Qilin at a price discounted from the price they pay to their local utility company to purchase electricity. We would expect to generate approximately $550,000 in revenue annually, for a twenty-year period. Upon successful completion of the first phase, we can at our discretion install two additional ORC units also generating 650 Kilowatts of supplemental electricity. The successful completion of the project is expressly contingent on our obtaining financing on favorable terms in order to build our ORC units. To date we have been unsuccessful in obtaining financing for this installation. If we cannot secure financing on this project by the end of 2013, the project may be cancelled.

We continue to assess other potential ORC projects in the United States and internationally and believe that we will enter into additional contracts that will generate ORC revenue beginning in 2014, although there can be no assurances.

LED Overview

During the latter half of 2012 and throughout the first half of 2013, we have focused the majority of our LED marketing efforts in territories in Latin America and other parts of the world where the cost per kilowatt hour of electricity is very high, and in which the opportunity to generate significant energy savings where changing from traditional lighting to LED lighting is the most compelling. Additionally, we have made significant LED bid proposals and are involved in trials in Europe, Latin America and the United States. A summary of some our activity (which is not all inclusive) is as follows:

Signed Agreements

●	In May 2013 we entered into an agreement with a Germany company and an initial purchase order for the sale and installation of its LED lighting products at two public schools.
●
In August, 2013 we received a small initial purchase order from a division of a Fortune 100 oil company for our  Lightsky brand LED High Bay lights at the oil company’s Texas facility; as well as the commencement of trials using our LED lighting products at three additional locations for the same oil company.

Signed Letters of Intent (“LOI”)

●
On July 16, 2013 we signed a Letter of Intent (“LOI”) with Empresa de Servicios Públicos de Heredia (“ESPH”), a utility company based in Heredia, Costa Rica, for the installation of 19,000 of its Model SL3 LED streetlights to replace existing lighting in ESPH’s territory. If we are successful in winning the project and financing can be arranged, the project could generate more than $21 million in revenue for ForceField over the ten-year term of the agreement based upon a shared savings model.

●
On July 25, 2013 we expanded the size and scope of our proposal under our previously announced LOI with ESPH to now include a 30-day residential home trial of smart electric meters (“smart meters”) that, if successful, could result in the installation of approximately 80,000 smart meters in residential homes located in Heredia’s jurisdiction. The total value of the project could exceed $20 million in revenue if fully implemented.

LED Streetlights Installed or Being Tested at:

●	CNFL(Costa Rica Utility) Costa Rica
●	Coopelesca (Costa Rica Utility) Costa Rica
●	ESPH (Costa Rica Utility) Costa Rica
●	At key locations in Nicaragua, Austria, and Germany

LED High Bay Lights Installed (Designed for Usage in Large Warehouse Facilities with High Ceilings) and Being Tested at:

●	A division of Jacobson Warehouse Co. Inc., in Plaquemine, LA
●	A division of International Paper in Bogalusa, LA
●	JohnPac, Inc. in Crowley, LA
●	Harbor Pallets & Packaging, Inc, LA
●	A division of a Fortune 100 oil company

LED Tubes and Other Products Installed and Being Tested at:

●	A division of one of the largest privately held companies in the world located in Costa Rica
●	One location in Costa Rica of a national brands franchisee that operates various brands of franchises at 150 locations across Latin America.
●	Harbor Pallets & Packaging, Inc., Louisiana
●	Hospital Clinica Biblica, Costa Rica
●	Key locations in the United States, Germany and Ireland

The realization of revenue from the activity summarized above will be dependent on the successful completion of initial trials, consummation of definitive agreements, delivery of LED product by our LED supplier, and the ability of both the Company and the end-users to obtain financing on reasonable terms.  We believe we will be successful in obtaining some of these bids and generating significant revenue over a multi-year period, however there can be no assurances that all the conditions necessary to commence the projects we are successful in obtaining, can be met.

Also as part of our LED marketing activity, we expect to be able to offer non-recourse third party financing to potential LED clients. In March 2013 we entered into an agreement with two of the top ten U.S. banks to provide such financing with potential credit limits in the millions of dollars. This program enables them to obtain, in some cases up to 100% financing for an LED project with us, at competitive rates depending on the credit-worthiness of the client. Additionally, we are in discussions with banks in Latin America to provide similar type financing, and financing directly to us for LED contracts we are able to obtain. There can be no assurances that these financing programs will be successful or that our targeted clients will qualify for such financing.  To date all financing of LED projects has come from funding we have provided, or has been paid for the sub-distributor or the client.

We have recorded $78,109 in revenues from the sale of our LED products for the six month period ended June 30, 2013. We believe we that the initial orders, trials and bid proposals currently outstanding will generate will result in significant LED revenue in 2013 and beyond, although there can be no assurances.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

The following table sets forth operations by segment for the three months ended June 30, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$16,944	$139,495	$6,535	$54,510	$—	$217,484
2012	$527,052	$(462)	$—	$—	$—	$526,590
Cost of goods sold:
2013	$16,605	$183,408	$(5,915)	$27,360	$—	$221,458
2012	$516,511	$(3,292)	$—	$—	$—	$513,219
Gross margin:
2013	$339	$(43,913)	$12,450	$27,150	$—	$(3,974)
2012	$10,451	$2,830	$—	$—	$—	$13,371
Operating expenses:
2013	$64,092	$395,259	$25,678	$89,572	$388,951	$963,552
2012	$110,836	$571,903	$—	$—	$288,557	$971,296
Other income (expense):
2013	$—	$—	$59	$—	$(5,234)	$(5,175)
2012	$—	$—	$—	$—	$(3,729)	$(3,729)
Provision for income taxes:
2013	$(15,938)	$(109,793)	$—	$—	$—	$(125,731)
2012	$(25,074)	$(142,268)	$—	$—	$—	$(167,342)
Net income (loss):
2013	$(47,815)	$(329,379)	$(13,169)	$(62,422)	$(394,185)	$(846,970)
2012	$(75,221)	$(426,805)	$—	$—	$(292,286)	$(794,312

The following table sets forth operations by segment for the six months ended June 30, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$53,917	$155,713	$214,890	$78,109	$—	$502,629
2012	$762,011	$272,206	$—	$—	$—	$1,034,217
Cost of goods sold:
2013	$52,839	$203,724	$197,140	$43,622	$—	$497,325
2012	$746,771	$241,773	$—	$—	$—	$988,544
Gross margin:
2013	$1,078	$(48,011)	$17,750	$34,487	$—	$5,304
2012	$15,240	$30,443	$—	$—	$—	$45,673
Operating expenses:
2013	$(31,066)	$751,431	$63,178	$193,794	$821,732	$1,799,069
2012	$110,836	$1,060,909	$—	$—	$546,380	$1,718,125
Other income (expense):
2013	$—	$—	$116	$—	$(9,709)	$(9,593)
2012	$—	$—	$—	$—	$(5,979)	$(5,979)
Provision for income taxes:
2013	$8,036	$(199,860)	$—	$—	$—	$(191,824)
2012	$(23,899)	$(257,619)	$—	$—	$—	$(281,518)
Net income (loss):
2013	$24,108	$(599,582)	$(45,312)	$(159,307)	$(831,441)	$(1,611,534)
2012	$(71,697)	$(772,857)	$—	$—	$(552,359)	$(1,396,913)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Revenue

Sales for the three months ended June 30, 2013 totaled $217,484 compared to $526,590 for the three months ended June 30, 2012.

The decline in sales for the three months ended June 30, 2013 is primarily attributable to a material decline in sales at Baokai of $510,108, partially offset by an increase in sales of $139,957 at Wendeng; and sales of $6,535 for the ORC segment and $54,510 in the LED segment. Neither the ORC segment nor the LED segment were operating during the three months ended June 30, 2012.  All sales for Baokai and Wendeng segments during these periods were recorded within China. All revenue recognized by our ORC segment, and LED segments was recorded within the United States for the month period ended June 30, 2013

Sales for the six months ended June 30, 2013 totaled $502,609 compared to $1,034,217 for the six months ended June 30, 2012. The decline in sales for the three months ended June 30, 2013 is primarily attributable to a material decline in sales at Baokai of $708,094, partially offset by an increase in sales of $116,493 at Wendeng; and sales of $214,890 for the ORC segment and $54,510 in the LED segment. Neither the ORC segment nor the LED segment were operating during the six months ended June 30, 2012.  All sales for Baokai and Wendeng segments during these periods were recorded within China. All revenue recognized by our ORC segment, and substantially all revenue for the LED segments was recorded within the United States for the six month period ended June 30, 2013.

On a going forward basis our primary focus and selling and marketing efforts will be on increasing revenue in the LED and ORC operating segments. We continue to believe that the TCS market pricing will eventually improve to a level where we can make a cash profit on manufactured TCS, however, there can be no assurances our LED or ORC selling efforts will be successful, or as to the timing and extend of recovery in the TCS markets

Gross Margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margin by sales.

Gross margin for the three months ended June 30, 2013 was $(3,974) compared to $13,371 for the three months ended June 30, 2012. Gross margin percentage for the three months ended June 30, 2013 was (1.8%) compared to 2.5% for the three months ended June 30, 2012.

Gross margin for the six months ended June 30, 2013 was $5,304, compared to $45,673 for the six months ended June 30, 2012. Gross margin percentage for the six months ended June 30, 2013 was 1.1%, compared to 4.4% for the six months ended June 30, 2012.

The decrease in gross margin in both the three and six month periods ended June 30, 2013 compared to the same periods in the prior is primarily attributable to a negative gross margin of $43,913 at Wendeng during the three months ended June 30, 2013. We made this sale below cost from existing inventory to help generate liquidity. With the exception of Baokai gross margins which remain contractually at 2%, our gross margins and gross margin percentage continue to be adversely impacted by the low pricing levels in the polysilicon market and the relatively low level of sales in all segments.

Due to the low volume of initial sales in our LED and ORC segments, we believe the 2013 year to date margins of 44.2% and 8.3% are not indicative of the sustainable margins in these segments over a higher volume of revenue. We believe ORC margins will increase and LED margins will decrease over current levels as revenue continues to grow.

Professional Fees

Professional fees totaled $192,393 for the three months ended June 30, 2013, compared to $148,014 for the three months ended June 30, 2012.  Professional fees totaled $381,969 for the six months ended June 30, 2013, compared to $289,724 for the six months ended June 30, 2012. Professional fees consist of legal, accounting and other consulting or service provider fees. Most of our professional services are attributable to our status as a publicly traded company. The increase in professional fees for the both the three and six month periods ended June 30, 2013 compared to the same periods in 2012 is attributable to our increased activity in our two new operating segments.

General and Administrative Expenses

General and administrative (“G&A”) expenses totaled $771,159 for the three months ended June 30, 2013, compared to $823,282 for the three months ended June 30, 2012. G&A expenses totaled $1,417,100 for the six months ended June 30, 2013, compared to $1,428,401 for the six months ended June 30, 2012.

Our G&A expenses for the six months ended June 30, 2013 are substantially comparable to G&A expenses for the same period in 2012. The primary components of our G&A expenses include salaries and benefits not directly associated with our manufacturing processes, depreciation on non-production capital assets, amortization, facility costs and maintenance, investor relations activities and various administrative and office expenses.

Provision for Income Taxes (Benefit)

We recorded an income tax benefit of $125,731 for the three months ended June 30, 2013, compared to a benefit of $167,342 for the three months ended June 30, 2012.

We recorded an income tax benefit of $191,824 for the six months ended June 30, 2013, compared to a benefit of $281,512 for the six months ended June 30, 2012.

Our provisions for income taxes or income tax benefits include the results of the operations realized at our Chinese subsidiaries. They are recorded at a 25% tax rate, which is the statutory rate in China for all earnings. Any profits generated in China are not available for offset against net operating losses in the United States.

As of June 30, 2013, we had federal, state and foreign net operating loss carryforwards aggregating $6,670,326 that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2032.

Net loss Attributable to ForceField's Common Shareholders

For the three months ended June 30, 2013, we incurred a net loss of ($846,970), compared to a net loss of ($794,312) for the three months ended June 30, 2012. After deducting the net loss from noncontrolling interests, our net loss attributable to our common shareholders was ($697,704) and ($616,068) for each period respectively.

For the six months ended June 30, 2013, we incurred a net loss of ($1,611,534), compared to a net loss of ($1,396,913) for the six months ended June 30, 2012. After deducting the net loss from noncontrolling interests, our net loss attributable to our common shareholders was ($1,345,405) and ($1,080,601) for each period respectively.

The weighted average number of basic and fully diluted shares outstanding for the three months ended June 30, 2013 was 16,187,281 compared to 15,057,587 for the three months ended June 30, 2012.

The weighted average number of basic and fully diluted shares outstanding for the six months ended June 30, 2013 was 16,132,284 compared to 15,010,314 for the six months ended June 30, 2012.

There are no dilutive equivalents included in our calculation of fully diluted shares for the three and six months ended June 30, 2013 and 2012, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At June 30, 2013, we had cash on hand of $377,120. Of this amount, $266,822 was on deposit with institutions located in the United States and $110,298 in China. For the foreseeable future, we do not intend to repatriate any funds from China to support our operations within the United States. Prior to our acquisition of a controlling interest in TPE and the exclusive North American distribution rights to Lightsky products, our U.S.-based operations consisted solely of a holding company that incurred expenses and had no revenue generating activities. Proceeds generated from private placements of our common stock, and to a much lesser extent short terms loans and convertible notes have been the primary sources of funding for our U.S.-based operations. We believe our current cash position and ability to raise funds through the sale of new equity and convertible notes, coupled with the revenue potential of our newly acquired U.S.-based businesses, will be sufficient to fund our U.S. activities for the next twelve months. Furthermore, we expect to generate positive cash flow over the next twelve months which will supplement our cash position.

At June 30, 2013, we had a working capital deficit of $5,834,848. The deficit is primarily attributable to the related party payable of $5,665,320 due to the minority shareholder of Wendeng. These funds were used to build and expand the Wendeng facility. Our Wendeng subsidiary minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $465,009 for the six months ended June 30, 2013, compared to net cash used in operating activities of $338,965 for the six months ended June 30, 2012. The increase in net cash used during 2012 as compared to 2012 is attributable to an increase in our net loss to ($1,611,534) from a net loss of ($1,396,913) in the prior year period; partially offset by an increase in non-cash depreciation and amortization in 2013 compared to 2012 and a decrease in the net change in our operating assets and liabilities over the prior year period.

Net cash used in investing activities was $589,404 for the six months ended June 30, 2013, compared to net cash used in investing activities of $340,017 for the six months ended June 30, 2012. The net cash used in the current period is attributable to the purchase of $589,404 in capital assets at Wendeng compared to $190,017, offset by a decrease of $150,000 of cash in 2012 used to acquire controlling interest in TPE.

Net cash provided by financing activities was $433,900 for the six months ended June 30, 2013, compared to $364,600 the six months ended June 30, 2012. We received $441,900 in net proceeds from the issuance of new equity in 2013, compared to $195,000 in the prior year period. Additionally, we received $67,000 in short term loan proceeds in 2013 compared to $129,600 in 2012 and a $40,000 advance from an officer to help fund our corporate expenditures.  Furthermore, we made $75,000 in repayments of related party payables during the six month period 2013.

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

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the transition period ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2012. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the transition period ended December 31, 2012.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, we accepted subscription agreements from investors and correspondingly sold 37,500 shares of its common stock pursuant to its current private placement offering, and received $150,000 in gross proceeds. The proceeds, net of commissions, were $135,000. In connection with the private placement, we issued warrants to purchase 37,500 shares of our common stock at an exercise price of $4.00 per share for a term of one year. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

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

FORCEFIELD ENERGY INC.

August 19, 2013	By:	/s/ David Natan
David Natan
Chief Executive Officer

August 19, 2013	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer