Form 10-Q
period 2013-09-30
ForceField Energy Inc.
filed 2013-11-14
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 001-36133

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,402,181 common shares as of November 11, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012

F-4	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$339,150	$994,149
Accounts receivable, net	3,299,336	4,469,514
Notes receivable	16,330	—
Inventory, net	457,756	323,141
Deferred tax assets, net	84,756	90,257
Prepaid expenses and other current assets	1,002,019	448,601
Total current assets	5,199,347	6,325,662
Property, plant and equipment, net	8,809,918	7,547,128
Goodwill	1,342,834	1,342,834
Intangible assets, net	4,268,649	4,862,408
Related party receivables	—	413,061
Other assets	—	21,956
Total assets	$19,620,748	$20,513,049

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,688,838	$3,689,065
Accrued liabilities	566,770	679,021
Loans payable	17,000	—
Related party payables	6,505,104	5,652,487
Income taxes payable	1,054,837	1,239,067
Total current liabilities	11,832,549	11,259,640
Convertible debentures	350,000	150,000
Deferred tax liabilities, net — non-current	144,051	409,037
Total liabilities	12,326,600	11,818,677

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; and 16,328,771 and 16,080,815 shares
issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	16,329	16,081
Additional paid-in capital	13,949,642	13,015,222
Accumulated deficit	(8,964,049)	(6,922,198)
Accumulated other comprehensive income	408,891	317,337
Total ForceField Energy Inc. stockholders' equity	5,410,813	6,426,442
Noncontrolling interests	1,883,335	2,267,930
Total equity	7,294,148	8,694,372
Total liabilities and equity	$19,620,748	$20,513,049

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$291,075	$225,697	$793,704	$1,259,914
Cost of goods sold	270,263	217,531	767,588	1,206,075
Gross margin	20,812	8,166	26,116	53,839
Operating expenses:
Professional fees	112,951	151,424	494,920	441,148
General and administrative	809,613	703,640	2,226,713	2,132,041
Total operating expenses	922,564	855,064	2,721,633	2,573,189
Income (loss) from operations	(901,752)	(846,898)	(2,695,517)	(2,519,350)
Other income (expense)
Equity earnings (loss) from investment in TransPacific Energy, Inc.	—	(4,587)	—	(5,798)
Interest expense, net	(7,902)	(4,487)	(17,495)	(9,255)
Total other income (expense)	(7,902)	(9,074)	(17,495)	(15,053)
Income (loss) before income taxes	(909,654)	(855,972)	(2,713,012)	(2,534,403)
Provision for income taxes (benefit)	(94,742)	(101,553)	(286,566)	(383,071)
Net income (loss)	(814,912)	(754,419)	(2,426,446)	(2,151,332)
Less: Net income (loss) attributable to noncontrolling interests	(118,466)	(114,032)	(384,595)	(430,344)
Net loss attributable to ForceField Energy Inc. common shareholders	$(696,446)	$(640,387)	$(2,041,851)	$(1,720,988)

Basic and diluted earnings (loss) per share	$(0.04)	$(0.04)	$(0.13)	$(0.11)

Weighted-average number of common shares outstanding:
Basic and diluted	16,256,120	15,572,388	16,192,348	15,194,903

Comprehensive income (loss):
Net income (loss)	$(814,912)	$(754,419)	$(2,426,446)	$(2,151,332)
Foreign currency translation adjustment	9,363	71,108	91,554	20,561
Comprehensive income (loss)	(805,549)	(683,311)	(2,334,892)	(2,130,771)
Comprehensive income (loss) attributable to noncontrolling interests	(118,466)	(114,032)	(384,595)	(430,344)
Comprehensive income (loss) attributable to ForceField Energy Inc.	$(687,083)	$(569,279)	$(1,950,297)	$(1,700,427)

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,426,446)	$(2,151,332)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,151,751	941,567
Provision for doubtful accounts	(24,069)	418,738
Provision for excess or obsolete inventory	—	(21,057)
Equity loss from investment in TransPacific Energy, Inc.	—	5,798
Common stock issued in exchange for services	132,768	56,000
Changes in operating assets and liabilities:
Accounts receivable	(96,563)	(394,837)
Notes receivable - trade	(16,215)	477,024
Inventory	(128,072)	262,453
Prepaid expenses and other current assets	(543,479)	(98,554)
Related party receivables - trade	417,319	20,949
Other assets	22,182	—
Accounts payable	1,295,988	(268,954)
Accrued liabilities	(68,474)	27,435
Income taxes payable	(455,995)	(459,624)
Net cash used in operating activities	(739,305)	(1,184,394)

Cash flows from investing activities:
Cash consideration for acquisition of business	—	(520,000)
Cash acquired in acquisition of business	—	442,629
Purchase of property, plant and equipment	(815,662)	(209,373)
Net cash provided by (used in) investing activities	(815,662)	(286,744)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	801,900	1,477,500
Proceeds from issuance of convertible debentures	200,000	100,000
Proceeds from loans payable	17,000	29,600
Proceeds from related party payables	—	—
Repayments of loans payable	—	(111,500)
Repayments of related party payables	(123,127)	518
Net cash provided by financing activities	895,773	1,496,118

Effect of exchange rates on cash and cash equivalents	4,195	(1,154)
Net increase (decrease) in cash and cash equivalents	(654,999)	23,826
Cash and cash equivalents at beginning of period	994,149	674,291
Cash and cash equivalents at end of period	$339,150	$698,117

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,508	$5,305
Cash paid for income taxes	$17,627	$—

Supplemental disclosure of non-cash investing and financing activities:
Estimated beginning fair value of assets and liabilities received on consolidation:
Assets acquired	$—	$442,629
Liabilities assumed	$—	$(452,026)
Noncontrolling interests	$—	$4,670
Total net assets acquired	$—	$(4,727)
Identified intangible assets on acquisitions	$—	$—
Capital expenditures financed by related party loans	$823,426
Common stock issued related to acquisition of business	$—	$965,226
Common stock issued to reduce accounts payable	$—	$40,000
Common stock issued to acquire distribution rights	$—	$780,000

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements
September 30, 2013
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

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated as of September 30, 2013 to reflect the Company’s one-for-two reverse capital stock split effective October 9, 2012, as described in Note 17 — Stockholders’ Equity to these consolidated financial statements.

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

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2013 and December 31, 2012 were comprised of the following:

	September 30, 2013	December 31, 2012

Accounts receivable, trade	$3,484,027	$4,645,193
Accounts receivable, unbilled	6,032	26,167
Costs and unearned income unbilled	200,000	257,500
Allowance for doubtful accounts	(390,723)	(459,346)

Total	$3,299,336	$4,469,514

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

At December 31, 2012, the Company established a general provision related to its trade accounts receivable of $459,346 to an allowance for doubtful accounts by recording a charge to bad debt expense. During the nine months ended September 30, 2013, the Company decreased its provision by recording a benefit to bad debt expense of $24,069 due to the settlement of accounts receivable balances previously reserved against. Furthermore, the Company’s ORC segment wrote off accounts receivables totaling $51,500 that it previously reserved against.

As of September 30, 2013, three customers accounted for approximately 11%, 14%, and 53% respectively, or approximately 78% of total accounts receivable.

As of December 31, 2012, three customers accounted for approximately 11%, 22% and 65%, respectively, or approximately 98% of total accounts receivable.

5.	INVENTORY

Inventory at September 30, 2013 and December 31, 2012 was comprised of the following:

	September 30, 2013	December 31, 2012

Raw materials	$360,807	$170,417
Finished goods	96,949	163,520
Allowance for excess or obsolete inventory	—	(10,796)

Total	$457,756	$323,141

At December 31, 2012, the Company established a general provision of $10,796 to an allowance for excess or obsolete inventory by recording a charge to cost of goods sold. During the nine months ended September 30, 2013, the Company’s allowance for excess or obsolete inventory was eliminated following the sale of the inventory against which it recorded the provision.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2013 and December 31, 2012 were comprised of the following:

	September 30, 2013	December 31, 2012

Advances to suppliers, net of allowance	$805,931	$300,396
Prepaid expenses	141,557	94,682
Value added tax (VAT) credit	53,575	52,656
Other	956	867

Total	$1,002,019	$448,601

Advances made to suppliers are for the purchase of raw materials that are expected to be recovered within twelve months and are principally attributable to the Company’s Wendeng segment. At December 31, 2012, the Company established a general provision for doubtful accounts related to its advances to suppliers of $11,555. During the nine months ended September 30, 2013, the Company did not record any further adjustments to the provision.

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2013 and December 31, 2012 was comprised of the following:

			September 30, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Building	$3,849,618	$(491,320)	$3,358,298	$3,783,611	$(340,062)	$3,443,549
Furniture and equipment	10,003	(4,446)	5,557	9,831	(2,831)	7,000
Machinery and equipment	3,982,729	(1,061,591)	2,921,138	3,914,440	(733,413)	3,181,027
Automotive equipment	330,550	(156,293)	174,257	324,883	(99,292)	225,591
Office equipment	12,662	(5,989)	6,673	12,445	(3,921)	8,524
Construction in Progress	2,343,995	—	2,343,995	681,437	—	681,437

Total	$10,529,557	$(1,719,639)	$8,809,918	$8,726,647	$(1,179,519)	$7,547,128

Depreciation for the three months ended September 30, 2013 and September 30, 2012 totaled $173,137 and $166,619 respectively.

Depreciation expense for the nine months ended September 30, 2013 and 2012 totaled $515,898 and $496,916 respectively.

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

9.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at September 30, 2013 and December 31, 2012 was comprised of the following:

	September 30, 2013	December 31, 2012

Goodwill – Wendeng He Xie Silicon Co., Ltd	—	583,183
Goodwill – TransPacific Energy, Inc.	1,342,834	1,342,834
Impairment charge	—	(607,422)
Foreign currency translation adjustments	—	24,239

Goodwill, net at September 30, 2013	$1,342,834	$1,342,834

Intangible assets at September 30, 2013 and December 31, 2012 were comprised of the following:

		September 30, 2013			December 31, 2012
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	3	$1,646,150	$(1,394,655)	$251,495	$1,617,925	$(966,261)	$651,664
Exclusive distribution rights	5	780,000	(169,000)	611,000	780,000	(52,000)	728,000
Land leasehold and use rights	50	2,045,953	(104,074)	1,941,879	2,010,872	(71,553)	1,939,319
Technology	15	1,583,000	(118,725)	1,464,275	1,583,000	(39,575)	1,543,425

Total		$6,055,103	$(1,786,454)	$4,268,649	$5,991,797	$(1,129,389)	$4,862,408

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

Amortization expense for intangible assets subject to amortization for the three months ended September 30, 2013 and 2012 totaled $212,948 and $155,321 respectively.

Amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2013 and 2012 totaled $635,853 and $444,651, respectively.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

10.	RELATED PARTY RECEIVABLES - TRADE

Related party receivables were comprised of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Wendeng Huahai Chemical Co., Ltd.	$—	$413,061

Total	$—	$413,061

The amount represents trade receivables due from a related party; an entity in which a shareholder of the Company maintains an equity interest. The receivable is interest-free, unsecured and payable in accordance with the Company’s standard trade terms.

11.	OTHER ASSETS

Other assets were comprised of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Deposit – Department of Extra budgetary Fund, Wendeng	$—	$21,956

Total	$—	$21,956

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Accounts payable	$3,688,838	$3,689,065

Total accounts payable	$3,688,838	$3,689,065

Accounts payable primarily represent trade payables of the Company, with approximately 91% of the consolidated balance concentrated amongst the Company’s Chinese operating subsidiaries.

Accrued liabilities were comprised of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Accrued liabilities:
Billings in excess of cost and earned income	172,200	257,500
Reserve for estimated losses on uncompleted contracts	13,602	121,442
Other accrued liabilities	380,968	300,079

Total accrued liabilities	$566,770	$679,021

13.	LOANS PAYABLE

Loans payable at September 30, 2013 and December 31, 2012 were comprised of the following:

	September 30, 2013	December 31, 2012

Loans payable	$17,000	$—

Total	$17,000	$—

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

In May 2013, the terms of the letter agreement were extended until December 31, 2013 and the Company borrowed $17,000 on the facility.

14.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Advances from minority shareholder of noncontrolling interest (Wendeng)	$6,416,457	$5,488,840
Purchase consideration due minority shareholder of noncontrolling interest (Baokai)	88,647	163,647

Total	$6,505,104	$5,652,487

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

As of September 30, 2013, the Company had federal, state and foreign net operating loss carryforwards aggregating approximately $7.3 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2032.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740.

16.	DEBT

Debt was comprised of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

9% Unsecured, convertible debentures	$350,000	$150,000
Less: Current portion	—	—
Long term debt	$350,000	$150,000

The following table summarizes the issuance of all unsecured, convertible debentures during the nine month period ended September 30, 2013 and year ended December 31, 2012:

Issue Date	Interest Rate	Face Value	Maturity Date	Conversion Rate of Face Value to Common Shares

10/15/2011	9%	$100,000	10/15/2014	0.125
11/16/2012	9%	50,000	11/16/2015	0.200
02/13/2013	9%	50,000	02/13/2016	0.200
08/01/2013	9%	100,000	08/01/2016	0.200
09/25/2013	9%	50,000	09/25/2016	0.200
Total		$350,000

On October 15, 2011, the Company completed the private placement of an unsecured, convertible debenture in the amount of $100,000. The debenture carries an interest rate of 9% per annum, payable semiannually each April 15 and October 15, for a three-year term convertible at a fixed conversion price of $8.00 per share, which equates to 12,500 shares of the Company’s common stock.

At various dates throughout 2012 and 2013, the Company completed the private placements of aggregating $250,000 in principal for convertible debentures sold in units of $50,000. Each $50,000 unit carries an interest rate of 9% per annum, payable semiannually, for a three-year term with a fixed conversion price of $5.00 per share, or 10,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 8,333 shares of the Company’s common stock if converted during the second or third year following issuance.

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

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either September 30, 2013 or December 31, 2012.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 16,328,771 and 16,080,815 shares of common stock issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

On July 1, 2012, the Company modified its offering to include one stock purchase warrant per share of common stock sold. The stock purchase warrants are exercisable at $4.00 per share and expire one year from their date of issuance. Since the July 1, 2012 modification, the Company has accepted subscription agreements from investors and issued 562,750 shares of its common stock and equal amount of stock purchase warrants for gross proceeds totaling $2,251,000. Using the Black-Scholes model, the Company allocated a value of $1,530,577 to these stock purchase warrants through the period ended December 31, 2012.

During the nine month period ended September 30, 2013 the Company accepted subscription agreements from investors and issued 222,750 shares of its common stock and 235,250 common stock purchase warrants for gross proceeds totaling $891,000. The proceeds, net of commissions, were $801,900. Warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Using the Black-Scholes model, the Company allocated a value of $620,354 to these stock purchase warrants through the period ended September 30, 2013.

Common Stock Issued in Exchange for Services

During the nine month period ended September 30, 2013, the Company issued 8,620 shares of its common stock valued at $45,052 in exchange for consulting services. Additionally, the Company issued 11,322 shares of its common stock valued at $60,000 to its three independent directors in accordance with their board compensation agreements and 5,264 shares of its common stock valued at $27,716 in promotional activities to attendees of various financing events hosted by the Company. Each of these share issuances were valued based upon the closing trading share price of the Company’s common stock on their respective dates of award. The Company has discontinued the process of using its common stock for promotional activities during financing events

Common Stock Issued in the Acquisition of a Business

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

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended December 31, 2012 and September 30, 2013. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2012	562,750	$4.00	$0.71
Warrants issued	235,250	$4.00	0.65
Warrants exercised	—	—	—
Warrants forfeited	(331,250)	—	—
Balance September 30, 2013	466,750	$4.00	0.38
———————
(1)	The remaining contractual life of the warrants outstanding as of September 30, 2013 ranges from 0.01 to 0.95 years.

The value of the common stock options and warrants has been determined using the following Black Scholes methodology:

	September 30, 2013	December 31, 2012
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.11 – 0.15%	0.16 – 0.21%
Expected volatility (3)	105.47 – 145.28%	111.94 – 152.31%
Expected life (in years)	1.00	1.00
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous one year period ended at each stock purchase warrant contract date.

18.	COMMITMENTS

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

Segment Results

The following table sets forth operations by segment for the three months ended September 30, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$184	$257,180	$22,808	$10,903	$—	$291,075
2012	$32,250	$133,838	$59,609	$—	$—	$225,697
Cost of goods sold:
2013	$180	$246,482	$14,878	$8,723	$—	$270,263
2012	$31,599	$126,323	$59,609	$—	$—	$217,531
Gross margin:
2013	$4	$10,698	$7,930	$2,180	$—	$20,812
2012	$651	$7,515	$—	$—	$—	$8,166
Operating expenses:
2013	$36,040	$353,629	$46,353	$165,971	$320,571	$922,564
2012	$43,260	$371,117	$3,532	$34,119	$403,036	$855,064
Other income (expense):
2013	$—	$—	$47	$1	$(7,950)	$(7,902)
2012	$—	$—	$—	$—	$(9,074)	$(9,074)
Provision for income taxes:
2013	$(9,009)	$(85,733)	$—	$—	$—	$(94,742)
2012	$(10,652)	$(90,901)	$—	$—	$—	$(101,553)
Net income (loss):
2013	$(27,027)	$(257,198)	$(38,376)	$(163,790)	$(328,521)	$(814,912)
2012	$(31,957)	$(272,701)	$(3,532)	$(34,119)	$(412,110)	$(754,419)

The following table sets forth operations by segment for the nine months ended September 30, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$54,101	$412,893	$237,698	$89,012	$—	$793,704
2012	$794,261	$406,044	$59,609	$—	$—	$1,259,914
Cost of goods sold:
2013	$53,019	$450,206	$212,018	$52,345	$—	$767,588
2012	$778,370	$368,096	$59,609	$—	$—	$1,206,075
Gross margin:
2013	$1,082	$(37,313)	$25,680	$36,667	$—	$26,116
2012	$15,891	$37,948	$—	$—	$—	$53,839
Operating expenses:
2013	$4,974	$1,105,060	$109,531	$359,765	$1,142,303	$2,721,633
2012	$154,096	$1,432,026	$3,532	$34,119	$949,416	$2,573,189
Other income (expense):
2013	$—	$—	$163	$1	$(17,659)	$(17,495)
2012	$—	$—	$—	$—	$(15,053)	$(15,053)
Provision for income taxes:
2013	$(973)	$(285,593)	$—	$—	$—	$(286,566)
2012	$(34,551)	$(348,520)	$—	$—	$—	$(383,071)
Net income (loss):
2013	$(2,919)	$(856,780)	$(83,688)	$(323,097)	$(1,159,962)	$(2,426,446)
2012	$(103,654)	$(1,045,558)	$(3,532)	$(34,119)	$(964,469)	$(2,151,332)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at September 30, 2013 and December 31, 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Total assets:
2013	$476,390	$14,874,265	$3,465,612	$666,069	$138,412	$19,620,748
2012	$1,841,600	$14,070,312	$3,370,300	$769,056	$461,781	$20,513,049

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amounts of goodwill, intangible and long-lived assets by segment at September 30, 2013 and December 31, 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Goodwill:
2013	$—	$—	$1,342,834	$—	$—	$1,342,834
2012	$—	$—	$1,342,834	$—	$—	$1,342,834
Intangible assets:
2013	$—	$2,193,374	$1,464,275	$611,000	$—	$4,268,649
2012	$—	$2,590,983	$1,543,425	$728,000	$—	$4,862,408
Property, plant and equipment:
2013	$—	$8,809,918	$—	$—	$—	$8,809,918
2012	$—	$7,547,128	$—	$—	$—	$7,547,128

Amortization expense totaled $147,565 for Wendeng, $26,383 for ORC and $39,000 for LED for the three months ended September 30, 2013. Depreciation expense totaled $173,137 for Wendeng for the three months ended September 30, 2013.

Amortization expense totaled $439,703 for Wendeng, $79,150 for ORC and $117,000 for LED for the nine months ended September 30, 2013. Depreciation expense totaled $515,898 for Wendeng for the nine months ended September 30, 2013.

Capital expenditures totaled $1,639,088 for Wendeng during the nine months ended September 30, 2013.

Except as noted above, no other reportable segment recorded depreciation or amortization expense, nor did they incur any capital expenditures during the nine months ended September 30, 2013.

Customer Concentration and Credit Risk

For the three month period ended September 30, 2013, Baokai's sales were immaterial; four customers accounted for effectively 100% of Wendeng’s sales, at individual concentration levels of 14%, 16%, 23% and 47%; and two customers accounted for 100% of ORC’s revenue at individual concentration levels of 35% and 65%; and two customers accounted for 100% of LED's sales, at individual concentration levels of 37% and 63%.

For the nine month period ended September 30, 2013, two customers accounted for 100% of Baokai's sales, at individual concentration levels of 31% and 69%; four customers accounted for 68% of Wendeng’s sales, at individual concentration levels of 10%, 14%, 15% and 29%; two customers accounted for 95% of ORC’s revenue, at individual concentration levels of 43% and 52%; and three customers accounted for 73% of LED's sales, at individual concentration levels of 17%, 20% and 36%.

At September 30, 2013, one customer accounted for approximately 86% of Baokai’s accounts receivable; two customers accounted for approximately 86% of Wendeng’s accounts receivable, at individual concentration levels of 15% and 71%; two customers accounted for approximately 100% of ORC’s accounts receivable, at individual concentration levels of 17% and 83%; and four customers accounted for approximately 100% of LED’s accounts receivable, at individual concentration levels of 10%, 15%, 18% and 57%

Geographic Information

All of the Company’s long-lived assets are located in China.

During the three and nine months ended September 30, 2013, all of the Company’s sales for the Wendeng and Baokai segments were in China; all of the Company’s sales for the ORC segment were in the United States; and all of the Company’s sales for the LED segment were in the United States with the exception of $16,310 in sales in Costa Rica and Latin America.

20.	DEFINED CONTRIBUTION PLAN

Pursuant to the relevant Chinese regulations, the Company is required to make contributions at a rate of 28% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the China. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations. The Company contributed $6,096 and $23,151 for the three and nine month period ended September 30, 2013, respectively, compared to $4,582 and $16,292 for the same three and nine month periods ended September 30, 2012, respectively.

21.	SUBSEQUENT EVENTS

Since September 30, 2013, the Company has accepted various subscription agreements for 232,500 shares of its common stock from investors under its private placement and received $930,000 in gross proceeds.

Additionally, the Company issued $550,000 in principal value of convertible notes. Each $50,000 unit carries an interest rate of 9% per annum, payable semiannually, for a three-year term with a fixed conversion price of $5.00 per share, or 10,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 8,333 shares of the Company’s common stock if converted during the second or third year following issuance.

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; the performance of the solar energy industry in general; an increasingly competitive business environment; changing regulatory conditions or requirements; changing government incentive programs for solar energy projects that utilize PV panels; changing alternative energy technologies; the price of trichlorosilane (“TCS”) sold within China and outside of China; the price of, and demand for, polysilicon; the price of, and demand for, solar PV panels; the level of production by the Wendeng factory; our ability to successfully manage our TCS business in China; that Wendeng remains one of the lowest cost producers of TCS; our ability to generate revenues from ORC units and LED lighting sales; entering into definitive agreements on LED trials currently in process, obtaining financing for ORC and LED installations; the acceptance of the lighting market to LED technology; the price of electricity in various jurisdictions worldwide; our successful management of outside contractors; the market acceptance of the ORC technology; and a decision by the two current ORC clients to order additional ORC units.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

Company Overview

ForceField Energy Inc. (“ForceField”, “Company”, “we”, “us” or “our”) is an international manufacturer, distributor, and licensee of alternative energy products and technologies. We have four operating segments consisting of (i) a trichlorosilane (“TCS”) production company; (ii) a TCS distribution company; (iii) a company that designs and installs modular Organic Rankine Cycle (“ORC”) units that convert “waste heat” to clean electricity; and (iv) a distribution company holding the exclusive North American distribution rights to light emitting diode (“LED”) commercial lighting products and fixtures of a premier manufacturer in China.

TCS Overview

Trichlorosilane is critical raw material necessary to produce solar grade polysilicon and represents approximately 20% of the raw material cost of polysilicon. Selling prices for TCS usually move directly proportionally to the price for polysilicon. Since November 2011, the low price of polysilicon coupled with the significant worldwide oversupply of polysilicon has had a material adverse impact on the price at which we could sell TCS, a material adverse impact on the level of plant utilization at our TCS manufacturing facilities owned by our subsidiary Wendeng He Xie Silicon Industry Co., Ltd., a company based in the Shandong province of China (“Wendeng”), and a material adverse impact on our TCS distribution business owned by our subsidiary Zibo Baokai Commerce and Trade Co., Ltd., a company based in the Shandong province of China (“Baokai”). The world polysilicon prices have been decreasing drastically from selling at a high of $475 per kilogram (“kg”) in 2008 to a low of $15.83 per kg in December 2012. Prices have rebounded only slightly in 2013. As a result of these historically low prices for polysilicon, the great majority of China’s polysilicon plants and other polysilicon plant around the world have suspended production at various times during 2012 and 2013 or have become insolvent. An estimated 50-80% of China’s polysilicon production capacity is currently idle.

Despite recent modest upticks in polysilicon pricing and receiving a significant conditional order in March 2013 from GCL-Poly Energy Holdings Ltd, the world's biggest polysilicon manufacturer, market conditions have not allowed us to operate the Wendeng facility at sufficient capacity levels to fulfill the order at a pricing level that will enable us to generate a cash profit. We believe that due to the continuing consolidation of TCS manufacturers that Wendeng will be able to operate at capacity levels in 2014 that will enable it to be profitable. However, due to the ongoing need of many polysilicon makers in China and worldwide to sell their existing inventory below cost to generate cash flow, the constantly changing prices of raw materials necessary to manufacture TCS, and the TCS industry’s use of a “spot price” market, there can be no assurances that Wendeng will operate profitably in 2014.

Baokai, our TCS distribution company, has been open and closed at various periods during 2012 and through early 2013. This pattern is expected to continue during the remainder of 2013 based upon the market conditions described above. During periods when the Baokai distribution segment is not open, it operates at an approximate breakeven level because it does not incur any significant marketing or business development expenses directly associated with its operations.

ORC Overview

Prior to our acquisition, in August 2012, of TransPacific Energy, Inc. (“TPE”), a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity, TPE entered into two separate agreements with a large steel company in California (1 unit) and an aerospace company in Dallas (1 unit) to sell them ORC units. These ORC units are in the process of being built and are the first ORC units that will operate with our proprietary TPE fluids. These units will generate a breakeven gross margin for us because the cost of these ORC units includes very substantial one-time initial R&D and engineering cost of approximately $400,000-$500,000. The unit in Dallas has been completed and is now going through its initial testing phase by the client. The unit in California has taken longer than anticipated to complete and is not expected to be operational until 2014. The R&D expenditures and engineering work on the initial two units can be leveraged and will reduce the cost of future ORC units. These costs were substantially borne by TPE prior to our acquisition of them, and do not impact our profitability. During the nine month period ended September 30, 2013, we have recorded $237,698 in revenue from these two ORC units. If the ORC units operate successfully at each location we expect to receive additional orders for ORC units from both companies and more visibility for our products, although there can be no assurances as to the amount of and when additional units will be ordered.

Generally, we do not expect to record ORC revenues from any new ORC projects immediately after we entered into ORC project agreements because of the long lead time to negotiate a power purchase agreement with a potential end user, and the time it takes to manufacture the product. The amount of time to complete an ORC project has taken significantly longer than we initially anticipated when we acquired TPE. Currently, the amount of time to complete a project is estimated between nine and twelve months, if adequate financing can be obtained.

On January 18, 2013, we entered into a definitive agreement to install up to four of our ORC units at the Zibo Qilin Fushan Iron & Steel Company (“Qilin”). Qilin, a steel producing company that is located in the Shandong province of China, is the subsidiary of a $28 billion Chinese entity. TPE determined that the Qilin plant can host four ORC units and generate up to 1.3 Megawatts of incremental electrical energy, annually. In the first phase of the project, we will install two ORC units that will generate approximately 650 Kilowatts of supplemental electricity. We will retain ownership of the ORC units and sell the supplemental electricity generated back to Qilin at a price discounted from the price they pay to their local utility company to purchase electricity. We would expect to generate approximately $550,000 in revenue annually, for a twenty-year period. Upon successful completion of the first phase, we can, at our discretion, install two additional ORC units also generating 650 Kilowatts of supplemental electricity. The successful completion of the project is expressly contingent on successfully obtaining financing on favorable terms in order to build our ORC units. We have attempted to obtain financing for this project since January 2013. Since mid-October 2013 when we were uplisted from the OTCBB to the NASDAQ, more opportunities to raise financing on favorable terms have materialized. Currently we are in advanced discussions with one entity to provide financing; however we can provide no assurances that we will be successful in securing this financing.

We continue to assess numerous other potential ORC projects in the United States and internationally and believe that we will enter into additional contracts that will generate ORC revenue beginning in 2014, although there can be no assurances of successfully obtaining such projects or that we will generate revenues from such projects, if any.

LED Overview

Since we acquired LED distribution rights in August 2012, we have focused the majority of our LED marketing efforts in territories in Latin America and other parts of the world where the cost per kilowatt hour of electricity is very high, and in which the opportunity to generate significant energy savings by changing from traditional lighting to LED lighting is the most compelling. Our target customers are hospitals, utility companies, companies with warehousing operations or large indoor spaces that use high intensity lighting and new construction projects.  For example, we have sold and installed LED lighting products to public schools and have sold and installed LED High Bay Lighting products, which products are designed for usage in large warehouse facilities with high ceilings, to a Fortune 100 oil company.  In order to expand our customer base, in several cases we have install LED Streetlight products, LED High Bay Lighting products and other less industrial LED products in order to provide potential high-value customers with a testing period in which they can gauge the efficacy and energy-savings of our products.  For example, such installations and testing periods have been provided to (i) a number of Costa Rican utilities, as well as ones in Nicaragua, Austria and Germany; (ii) various companies that utilize large warehousing, packaging and manufacturing facilities; and (iii) hospitals and various other companies with large facilities or multiple-locations that are likely to see benefits from high-efficiency LED tube and similar products.  Additionally, we have made and continue to seek out projects for which we provide significant LED bid proposals in Europe, Latin America and the United States.

The realization of revenue from the activity summarized above will be dependent on the successful completion of initial trials, consummation of definitive agreements, delivery of LED product by our LED supplier, and the ability of both the Company and the end-users to obtain financing on reasonable terms.  We believe we will be successful in obtaining some of these prospective clients or projects and generating significant revenue over a multi-year period, however there can be no assurances that all the conditions necessary to commence the projects we are successful in obtaining, if any, can be met.

As part of our LED marketing activity, we expect to be able to offer non-recourse third party financing to potential LED clients. In March 2013, we entered into an agreement with two of the top ten U.S. banks to provide such financing with potential credit limits in the millions of dollars. This program enables our clients to obtain financing, in some cases up to 100%, for an LED project with us at competitive interest rates, depending on the credit-worthiness of the client. To date, we have not utilized this program. Additionally, we are in discussions with banks in Latin America and other entities to provide similar types of financing, as well as financing directly to us for LED contracts that we are able to obtain. There can be no assurances that these financing programs will be successful or that our targeted clients will qualify for such financing.  To date, all financing of LED projects has come from funding we have provided. Additionally, due to the improvement of our liquidity subsequent to September 30, 2013, we may be able offer more direct financing packages to clients.

We have recorded $89,012 in revenues from the sale of our LED products for the nine month period ended September 30, 2013. We believe that the initial orders, trials and bid proposals currently outstanding will result in significant LED revenue in 2014 and beyond, although there can be no assurances.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

The following table sets forth operations by segment for the three months ended September 30, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$184	$257,180	$22,808	$10,903	$—	$291,075
2012	$32,250	$133,838	$59,609	$—	$—	$225,697
Cost of goods sold:
2013	$180	$246,482	$14,878	$8,723	$—	$270,263
2012	$31,599	$126,323	$59,609	$—	$—	$217,531
Gross margin:
2013	$4	$10,698	$7,930	$2,180	$—	$20,812
2012	$651	$7,515	$—	$—	$—	$8,166
Operating expenses:
2013	$36,040	$353,629	$46,353	$165,971	$320,571	$922,564
2012	$43,260	$371,117	$3,532	$34,119	$403,036	$855,064
Other income (expense):
2013	$—	$—	$47	$1	$(7,950)	$(7,902)
2012	$—	$—	$—	$—	$(9,074)	$(9,074)
Provision for income taxes:
2013	$(9,009)	$(85,733)	$—	$—	$—	$(94,742)
2012	$(10,652)	$(90,901)	$—	$—	$—	$(101,553)
Net income (loss):
2013	$(27,027)	$(257,198)	$(38,376)	$(163,790)	$(328,521)	$(814,912)
2012	$(31,957)	$(272,701)	$(3,532)	$(34,119)	$(412,110)	$(754,419)

The following table sets forth operations by segment for the nine months ended September 30, 2013 and 2012:

	TCS
	Baokai	Wendeng	ORC	LED	Corporate	Consolidated
Sales:
2013	$54,101	$412,893	$237,698	$89,012	$—	$793,704
2012	$794,261	$406,044	$59,609	$—	$—	$1,259,914
Cost of goods sold:
2013	$53,019	$450,206	$212,018	$52,345	$—	$767,588
2012	$778,370	$368,096	$59,609	$—	$—	$1,206,075
Gross margin:
2013	$1,082	$(37,313)	$25,680	$36,667	$—	$26,116
2012	$15,891	$37,948	$—	$—	$—	$53,839
Operating expenses:
2013	$4,974	$1,105,060	$109,531	$359,765	$1,142,303	$2,721,633
2012	$154,096	$1,432,026	$3,532	$34,119	$949,416	$2,573,189
Other income (expense):
2013	$—	$—	$163	$1	$(17,659)	$(17,495)
2012	$—	$—	$—	$—	$(15,053)	$(15,053)
Provision for income taxes:
2013	$(973)	$(285,593)	$—	$—	$—	$(286,566)
2012	$(34,551)	$(348,520)	$—	$—	$—	$(383,071)
Net income (loss):
2013	$(2,919)	$(856,780)	$(83,688)	$(323,097)	$(1,159,962)	$(2,426,446)
2012	$(103,654)	$(1,045,558)	$(3,532)	$(34,119)	$(964,469)	$(2,151,332)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Revenue

Sales for the three months ended September 30, 2013 totaled $291,075 compared to $225,697 for the three months ended September 30, 2012.

The increase for the three months ended September 30, 2013 is primarily attributable to an increase in sales of $123,342 at our Wendeng segment, offset by a decrease in sales at both our Baokai and ORC segments. Our LED segment, which accounted for $10,903 in revenue for three months ended September 30, 2013, recorded no sales during the three months ended September 30, 2012.  All sales for Baokai and Wendeng segments during these periods were recorded within China. Furthermore, all revenue recognized by our ORC segment was recorded within the United States and all revenue recognized by the LED segment was recorded in Latin America during these periods.

Sales for the nine months ended September 30, 2013 totaled $793,704 compared to $1,259,914 for the nine months ended September 30, 2012. The decline in sales for the nine months ended September 30, 2013 is primarily attributable to a material decline in sales at Baokai of $740,160, partially offset by an increase in sales for the ORC segment and the LED segment, which operated for the full year in 2013 compared to the partial operating period in 2012. All sales for Baokai and Wendeng segments during these periods were recorded within China. All revenue recognized by our ORC segment, and substantially all revenue for the LED segments was recorded within the United States for the nine month period ended September 30, 2013.

On a going forward basis our primary focus and selling and marketing efforts will be on increasing revenue levels in the LED and ORC operating segments. Since both segments are relatively new, we expect to continue to experience quarterly fluctuations in the level of revenues for the immediate future. We continue to believe that the TCS market pricing will eventually improve to a level where we can make a cash profit on manufactured TCS, however, there can be no assurances our LED or ORC selling efforts will be successful, or as to the timing and extend of recovery in the TCS markets

Gross Margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margin by sales.

Gross margin for the three months ended September 30, 2013 was $20,812 compared to $8,166 for the three months ended September 30, 2012. Gross margin percentage for the three months ended September 30, 2013 was 7.2%, compared to 3.6% for the three months ended September 30, 2012.

Gross margin for the nine months ended September 30, 2013 was $26,116, compared to $53,839 for the nine months ended September 30, 2012. Gross margin percentage for the nine months ended September 30, 2013 was 3.3%, compared to 4.3% for the nine months ended September 30, 2012.

The decrease in gross margin in both the three and nine month periods ended September 30, 2013 compared to the same periods in the prior is primarily attributable to a negative gross margin of $37,313 at Wendeng during the nine months ended September 30, 2013 due to depressed market conditions for TCS and the necessity to sell products below cost from existing inventory to help generate liquidity. With the exception of Baokai gross margins, which remain contractually at 2%, our TCS gross margins and gross margin percentage continue to be adversely impacted by the low pricing levels in the polysilicon market and the relatively low level of sales in all segments.

Due to the low volume of initial sales in our LED and ORC segments, we believe the 2013 year to date margins of 41.2% and 10.8% are not indicative of the sustainable margins in these segments over a higher volume of revenue. We believe ORC margins will increase and LED margins will decrease over current levels as revenue continues to grow.

Professional Fees

Professional fees totaled $112,951 for the three months ended September 30, 2013, compared to $151,424 for the three months ended September 30, 2012.  Professional fees totaled $494,920 for the nine months ended September 30, 2013, compared to $441,148 for the nine months ended September 30, 2012. Professional fees consist of legal, accounting and other consulting or service provider fees. Most of our professional services are attributable to our status as a publicly traded company. The overall increase in professional fees for the nine month period ended September 30, 2013 compared to the same period in 2012 is attributable to the increased activity in our two new operating segments.

General and Administrative Expenses

General and administrative (“G&A”) expenses totaled $809,613 for the three months ended September 30, 2013, compared to $703,640 for the three months ended September 30, 2012. G&A expenses totaled $2,226,713 for the nine months ended September 30, 2013, compared to $2,132,041 for the nine months ended September 30, 2012.

Our G&A expenses for the nine months ended September 30, 2013 are substantially comparable to G&A expenses for the same period in 2012. The primary components of our G&A expenses include salaries and benefits not directly associated with our manufacturing processes, depreciation on non-production capital assets, amortization, facility costs and maintenance, investor relations activities and various administrative and office expenses.

Provision for Income Taxes (Benefit)

We recorded an income tax benefit of $94,472 for the three months ended September 30, 2013, compared to a benefit of $101,553 for the three months ended September 30, 2012.

We recorded an income tax benefit of $286,566 for the nine months ended September 30, 2013, compared to a benefit of $383,071 for the nine months ended September 30, 2012.

Our provisions for income taxes or income tax benefits include the results of the operations realized at our Chinese subsidiaries. They are recorded at a 25% tax rate, which is the statutory rate in China for all earnings. Any profits generated in China are not available for offset against net operating losses in the United States.

As of September 30, 2013, we had federal, state and foreign net operating loss carryforwards aggregating $7,291,420 that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2032.

Net loss Attributable to ForceField's Common Shareholders

For the three months ended September 30, 2013, we incurred a net loss of ($814,912), compared to a net loss of ($754,419) for the three months ended September 30, 2012. After deducting the net loss from noncontrolling interests, our net loss attributable to our common shareholders was ($696,446) and ($640,387) for each period respectively.

For the nine months ended September 30, 2013, we incurred a net loss of ($2,426,446), compared to a net loss of ($2,151,332) for the nine months ended September 30, 2012. After deducting the net loss from noncontrolling interests, our net loss attributable to our common shareholders was ($2,041,851) and ($1,720,988) for each period respectively.

The weighted average number of basic and fully diluted shares outstanding for the three months ended September 30, 2013 was 16,256,120, compared to 15,572,388 for the three months ended September 30, 2012.

The weighted average number of basic and fully diluted shares outstanding for the nine months ended September 30, 2013 was 16,192,348, compared to 15,194,903 for the nine months ended September 30, 2012.

There are no dilutive equivalents included in our calculation of fully diluted shares for the three and nine months ended September 30, 2013 and 2012, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At September 30, 2013, we had cash on hand of $339,150. Of this amount, $283,939 was on deposit with institutions located in the United States and $55,211 in China.  Proceeds generated from private placements of our common stock, and to a much lesser extent short terms loans and convertible notes have been the primary sources of funding for our U.S.-based operations. We believe our current cash position and ability to raise funds through the sale of new equity and convertible notes, coupled with the revenue potential of our newly acquired U.S.-based businesses, will be sufficient to fund our U.S. activities for the next twelve months. Furthermore, we expect to generate positive cash flow over the next twelve months which will supplement our cash position.

At September 30, 2013, we had a working capital deficit of $6,633,202. The deficit is primarily attributable to the related party payable of $6,505,104 due to the minority shareholder of our subsidiary Wendeng. These funds were used to build and expand the Wendeng facility. Our Wendeng subsidiary minority shareholder is currently not requesting repayment of this amount; however, since this is an interest free demand loan to the Company, it has been categorized as a current liability.

Net cash used in operating activities was $739,305 for the nine months ended September 30, 2013, compared to net cash used in operating activities of $1,184,394 for the nine months ended September 30, 2012. The decrease in net cash used during 2013 as compared to 2012 is primarily attributable to an increase in operating assets and liabilities over the prior period, partially offset by a decrease in the provision for doubtful accounts. During the nine months ended September 30, 2013, our Wendeng segment made advances to key suppliers in order to lock-in low raw material costs in anticipation of improving market conditions within the TCS and related chemicals industry. These advances represent a benefit to cash used in operations of approximately $500,000, compared to a similar benefit to cash used in operations of $180,000 realized during the prior year period.

Net cash used in investing activities was $815,662 for the nine months ended September 30, 2013, compared to net cash used in investing activities of $286,744 for the nine months ended September 30, 2012. The substantial increase in net cash used in the current period is attributable to the purchase of $815,662 in capital assets at Wendeng compared to $209,373 in 2012. Additional capital expenditures totaling $823,426 were financed through related party loans made by our 40% minority partner at our Wendeng segment in 2013. Collectively, these capital expenditures were made to improve the plant’s equipment and facility and have not negatively impacted the liquidity at Wendeng. As consolidation in the TCS industry continues, we believe that these expenditures will better enable us to capitalize on the anticipated market improvements for TCS and related products; however, we can offer no assurances as to the timing or magnitude of such market improvements.

Net cash provided by financing activities was $895,773 for the nine months ended September 30, 2013, compared to $1,496,118 the nine months ended September 30, 2012. We received $801,900 in net proceeds from the issuance of new equity in 2013 compared to $1,477,500 in the prior year period. Additionally, we received $17,000 in short term loan proceeds and $200,000 in convertible note proceeds in 2013 compared to $29,600 in short term loans and $100,000 in convertible note proceeds, respectively during the same period in 2012. Lastly, we repaid $123,127 in principal value on related party loan during the nine month period ended September 30, 2013.

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

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, we accepted subscription agreements from investors and correspondingly sold 100,000 shares of its common stock pursuant to its current private placement offering, and received $400,000 in gross proceeds. The proceeds, net of commissions, were $40,000. In connection with the private placement, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $4.00 per share for a term of one year. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

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

FORCEFIELD ENERGY INC.

November 14, 2013	By:	/s/ David Natan
David Natan
Chief Executive Officer

November 14, 2013	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer