Form 10-K
period 2013-12-31
ForceField Energy Inc.
filed 2014-04-15
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2013 was $54,630,904.

The number of shares of the registrant’s only class of common stock issued and outstanding was 15,605,193 shares as of April 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

ITEM 1. BUSINESS

Overview

ForceField Energy Inc. (“ForceField” or, “we, “us”, the “Company”) is an international designer, distributor, and licensee of alternative energy products and technologies. Our business segments include our operations as (i) the exclusive North American distributor of light emitting diode (LED) commercial lighting products and fixtures for a premier manufacturer in China; (ii) the owner of 50.3% of TransPacific Energy, Inc. (“TPE”), a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity; and (iii) through the period ended February 19, 2014 former producers and distributors of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for photovoltaic (“PV”) panels that convert sunlight to electricity. This TCS was sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant, both of which are located in China.  As described below and throughout this Report, on February 19, 2014, we divested our two TCS operating segments.

ForceField was incorporated in 2007 under Nevada law and has its principal executive offices at 245 Park Avenue, 39th Floor, New York, NY 10167. Our website is www.forcefieldenergy.com.

Discontinued Operations

In December 2013, the Board of Directors authorized management to pursue the sale of our Baokai and Wendeng segments. These segments were each classified as discontinued operations and assets held for sale beginning with our December 31, 2013 consolidated financial statements included in this Form 10-K. In February 2014, we signed a definitive agreement to sell and transfer our equity interests in both Baokai and Wendeng. These transactions both closed on February 19, 2014.

Our results of operations related to our Baokai and Wendeng segments have been reclassified as discontinued operations on a retrospective basis for all years presented. Unless otherwise indicated, the following discussions in this section (Item 1. Business) pertain only to our continuing operations. For additional information see Note 14 — Discontinued Operations to our consolidated financial statements included in this Form 10-K.

Recent Developments

On February 2, 2014, we completed a purchase of LED assets for $200,000 in cash from Idaho-based Catalyst LED’s LLC (“Catalyst”), a provider of customized LED lighting products and solutions, and an authorized vendor for a number of leading companies, including General Motors. Catalyst’s broad selection of LED lighting products and customized solutions are designed to help reduce controllable costs and increase sustainability to commercial and retail customers. Furthermore, Catalyst has designed lighting systems across a variety of industries and has worked directly with energy-management companies, electrical supply houses, and electricians throughout North America. The acquisition expanded our LED product portfolio and strengthened our ability to reach consumers of all sizes throughout North America. Additionally, the transaction added a direct-to consumer, web-based platform that will enable us to better leverage the marketing of its existing product lines. We are maintaining the Catalyst LED brand name, product lines and website, leveraging Catalyst’s established recognition within the LED industry. As part of the transaction, we entered into an employment agreement with Catalyst founder and President Cory Turnbull who joined ForceField as its Director of LED Sales in the United States.

On February 19, 2014, we divested our TCS operations and two operating segments by completing the sale of our 60% interest in the TCS production company, Wendeng He Xie Silicon Co., Ltd. (“Wendeng”), to the minority owner of Wendeng, and concluded our TCS distribution operations at Zibo Baokai Commerce and Trade Co., Ltd. (“Baokai”). Upon the closing of the Wendeng transaction, we paid $50,000 in cash consideration and received 1,462,097 shares of our restricted common stock, valued at approximately $8.6 million based upon the closing market price on February 19, 2014 of $5.87, for the sale of its 60% equity interest in Wendeng to the minority owner of Wendeng. This common stock was placed in treasury and reduced our issued and outstanding share count. With the closing of the Baokai transaction we concluded our Chinese distribution operations and transferred our 90% equity interest in Baokai to the minority owners of Baokai. Under the terms of our agreement with Baokai we paid them $10,000 to indemnify us from any present or future obligations or liabilities, which were assumed in totality by the minority owners under the terms of each agreement.

The combination of both transactions significantly improved our working capital and enabled us to focus approximately 90% of our efforts on our LED operating segment and to a far lesser extent on our waste heat operating segments.

In furtherance of our focus on our LED operating segment, on March 26, 2014, we announced the signing of a letter of intent (“LOI”) to acquire American Lighting & Distribution ("ALD"), a profitable San Diego, California award-winning, leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many of the major California utility companies, including Pacific Gas and Electric Company (PG&E), Southern California Edison (SCE), and San Diego Gas & Electric (SDG&E). ALD’s customers include many prominent and recognizable companies including over 100 hotels, 300 schools, and over 200 auto dealerships. Subject to certain conditions to closing, we expect to close the transaction on or before May 1st 2014.

Consideration for the acquisition of ALD will include a combination of cash, stock and a secured promissory note.  In addition, the transaction will include additional performance-based compensation payable only upon ALD achieving agreed revenue and performance milestones over the three years following closing.  In order to secure the exclusive opportunity to purchase ALD by May 1, 2014, we made a non-refundable good-faith payment of $100,000 to ALD, $50,000 of which shall be treated by the parties as an advance on the cash portion of the purchase consideration.  We expect the transaction to be immediately accretive to earnings although we will not be profitable as a result of closing the transaction.

The closing of the transaction is subject to our obtaining additional working capital financing and other customary closing conditions. We have not yet completed our due diligence. There can be no assurances that we can close on the transaction by  May  1,  2014  or  raise  sufficient  working  capital  to  close  on  the transaction. Based on our current on hand cash balances, and the amount of working capital necessary to fund our current operating losses, we estimate that we must raise approximately $1,000,000 in cash between the date of this Report and May 1st to close on the transaction and maintain a sufficient level of working capital to fund the remainder of our operations. Based on anticipated proceeds from our financing activities, we believe that we will satisfy the working capital financing condition to closing, although there can be no assurances that we will successfully do so in the proscribed time period or that other conditions to closing will be met.

Name Change

On February 28, 2013, we changed our name from SunSi Energies Inc. (“SunSi”) to ForceField Energy Inc. With the exception of our wholly-owned subsidiary, SunSi Energies Hong Kong Ltd. (“SunSi HK”), which name remained unchanged for practicality reasons, all historic references to SunSi in this document have been changed to “ForceField”.  Prior to February 28, 2013, we traded under the ticker symbol “SSIE”.  As a result of the name change, our registered common stock which is listed on the NASDAQ, trades under the ticker symbol “FNRG”.

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) referred to in this Report prior to October 9, 2012 have been retroactively restated to reflect the Company’s one-for-two reverse capital stock split effective October 9, 2012, as described in Note 17 - Stockholders’ Equity to our  consolidated financial statements.

ForceField Business Summary

As of December 31, 2013, ForceField, a U.S. based company, had four distinct operating segments:

●	Exclusive North American distributor of LED commercial lighting and fixtures for a premier LED manufacturer in China.

●
Owner of 50.3% of TransPacific Energy, Inc. (“TPE”), a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing facilities and other sources to provide clean electricity.

●
Producer and distributor of trichlorosilane in China. The TCS is produced and sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant

On February 19, 2014 we divested our two TCS operating segments. For presentation purposes these two segments are considered discontinued operations for the purposes of the financial statements in this Report for the periods ended December 31, 2013 and 2012, respectively

LED Lighting Distribution

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

On November 11, 2013 we entered into an amendment with Lightsky to modify the terms of the original distribution agreement.  The amendment was entered into to extend the time period for ForceField to achieve performance milestones to maintain our exclusivity. In early April 2014, we entered into another amendment to enable us to use other LED suppliers, in addition to Lightsky, while maintaining exclusivity for the Lightsky product line.  During the past three months we have secured a number of high quality LED suppliers with products of similar or superior quality to those of Lightsky, at more competitive pricing levels, which products we have already sold and begun to market. In the event that we ultimately lose our exclusivity with Lightsky, we do not believe our LED business will be materially impacted, due to access to numerous high quality LED suppliers (primarily located in China) at competitive pricing levels.

In the United States we are marketing Lightsky’s products through our wholly-owned subsidiary ForceField USA, which was incorporated in 2012.  Throughout the rest of the world we are marketing our products through the ForceField name.

Key Strategic Business and Marketing Objectives

Our strategy to generate revenues and operating profits from our LED segment is as follows:

●
Concentrate on the sale and installation of high return on investment (“ROI”) products with widest applications in the commercial, industrial and institutional sectors, particularly in areas in Latin America where the ROI is the highest due to the high cost of energy;

●
Focus on customers with whom economics “carry the day”, where utility costs and incentives may be at their highest (such as corporations, hospitals and institutions) and where lighting and “green image” are largely important;

●	Identify and target larger customers who can undertake multi-year LED product roll-outs of high and continuous volumes; and

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

According to Madison, Gas and Electric features that distinguish LEDs from other lighting sources:

●	Direct light – LEDs do not require reflectors to point light in the direction it is needed. This makes them ideal for under cabinet and recessed lighting.
●	Long lasting – Quality LEDs come with an estimated life of 35,000 to 50,000 hours. In contrast, a typical incandescent bulb will last about 1,000 hours.
●	Durable – LEDs can perform well outdoors and in cold temperatures.
●	Instant light – LEDs do not require warm-up time to reach full brightness.
●	Rapid cycling – LED performance and life are unaffected by frequent on and off.
●	Low profile – Many LEDs are compact and can fit into an assortment of lighting fixtures.
●	Dimmable – LEDs can be dimmed, but must be designed to do so. Not all are compatible with dimmers designed for incandescent lighting.
●	Higher cost – Most LEDs cost significantly more than CFLs and incandescent bulbs.

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

Lightsky LED products as well as products sourced from the Company’s other suppliers perform  at the highest level today surpassing traditional lighting in performance while offering energy efficiency savings up to 70%. With a longer than 50,000 hour rated operating life, maintenance costs and manpower diversions (including bulb and ballast replacement) will become a “thing of the past”.

By combining these recent LED advances with proprietary circuitry, mechanical thermal management, optics, electronics and controllers, Lightsky has created several widely used commercial grade lighting fixtures that exceed the resulting performance of present product development in the LED industry.

The LED light is considered “green” because of the absence of dangerous chemicals and minerals with a significant reduction in energy consumption. In certain applications, LED’s will reduce energy consumption by up to 70%. The paybacks on LED replacements of commercial lighting are as short as 18-36 months, but will soon be in the 6-24 month range. The use of higher quality diodes combined with proprietary circuitry, electronics and quality assembly means that LEDs can achieve the 50,000-hour rated life of an LED.

The Market Size and Opportunity

There have been numerous recent estimates from various sources estimating the size of the LED marketplace.  The consensus is that the LED industry is growing very rapidly and the cost to replace traditional indoor and outdoor fixtures worldwide over the next ten years could be in the hundreds of billions of dollars. In October 2013, WinterGreen Research announced that it has published a new study LED Lighting: Market Shares, Strategy, and Forecasts, Worldwide, 2013 to 2019. Next generation lighting achieves a complete replacement of incandescent filament bulbs with LED lighting that is more energy efficient, lasts longer and has a significantly lower cost of operation.

LED lighting decreases labor costs of replacing bulbs in commercial situations. The LED bulbs are implementing new semiconductor technology. The 2013 WinterGreen study has 403 pages, 183 tables and figures. Worldwide LED lighting markets are poised to achieve significant growth as buildings and communities lead the way in implementing the more cost efficient systems. In some cases, the utility plants are providing funding and financing so that lighting users can make the shift to LED lighting.

LED lamps lower the overall cost of lighting. LED lighting costs are less than costs with incandescent lights. LED lamps offer up to 50,000 hours of illumination with a fraction of the energy used by traditional incandescent bulbs. LED bulbs generate 90% less heat than incandescent bulbs. LED bulbs extend time between bulb replacements. The bulbs are used to achieve a near zero-maintenance lighting system.

LED lighting products are coming to market rapidly. Suppliers carry up to 150 different LED bulb and lamp styles to fit the various needs of consumers and businesses.

LED lighting products compete with traditional lighting technologies on the basis of the numerous benefits of LED lighting relative to such technology including greater energy efficiency, longer lifetime, improved durability, increased environmental friendliness, digital controllability, smaller size, directionality and lower heat output.

LED lighting products face competition in the general lighting market from both traditional lighting technologies provided by numerous vendors as well as from LED-based lighting products provided by a growing roster of industry specialized participants.

The emergence of cost-competitive LEDs has caused a "paradigm shift" in the lighting industry that has changed everything. The LED lighting industry rapid technological change has been brought by enormous changes in the regulations affecting lighting. Short product lifecycles are a result of new manufacturing and materials science that are the result of companies trying to improve the economies of scale to make price points more attractive to customers.

Sales of LEDs that outpace incandescent bulbs in North America are expected to soon completely eliminate incandescent bulbs. The LED lighting market is anticipated to grow 45% per year through 2019. The LED lighting market at $4.8 billion in 2012 is anticipated to go to $42 billion by 2019. The reason is the declining price points, and the increased interest by the channel in pushing LEDs to consumers. LEDs provide the best lighting solution. The phase out of incandescent lights has begun; the onset of LED command of the market is upon us.

This LED lighting shipment analysis is based on consideration of the metrics for the total number of lights shipped with a likely penetration analysis. Interviews with distributors, vendors, and users provide means for triangulation of data to achieve an accurate look at the market. Interviews include contact with distributors and analysts worldwide.

We believe that payback periods for installing LED lighting will continue to fall based on several factors.

1.	The efficiency of the diode itself will continue to improve and the cost of energy will continue to increase over time.

2.	More incentives will be available from local, state and federal government programs.

3.	We will be able to improve efficiencies in our products through proprietary advances.

Primary Target Customers and Current Initiatives in Process

By bidding on numerous projects we expect to secure some large corporate customers with large property portfolios. These portfolios are often measured in millions of square feet.

We target enterprises such as multi-location retailers, warehouse operations and large indoor spaces that use high intensity lighting

We intend to excel at selling to some of the larger corporate and institutional prospects. Many have a commitment to “going green” and are the most conscious of ROI and related efficiency and design improvements that are offered by the LED lighting alternative.

Since we acquired LED distribution rights in August 2012, we have focused the majority of our LED marketing efforts in territories in Latin America and other parts of the world where the cost per kilowatt hour of electricity is very high, and in which the opportunity to generate significant energy savings by changing from traditional lighting to LED lighting is the most compelling. In March 2013 we formed a subsidiary in Costa Rica, ForceField S.A; and in October 2013 we opened an office in Costa Rica to expand our presence in the region to be able to benefit from significant opportunities we believe exist in the region.  Currently we have approximately $50.0 million in active bids in Latin America, two of which amounting to approximately $40.0 million for utility companies are covered by a Letter of Intent.  There can be no assurance that we will win the bids on any of these active proposals; and if we win the bids there can be no assurances that we can obtain financing to fund these projects.

Our target customers are hospitals, utility companies, companies with warehousing operations or large indoor spaces that use high intensity lighting and new construction projects.  For example, we have sold and installed LED lighting products to public schools and have sold and installed LED High Bay Lighting products, which products are designed for usage in large warehouse facilities with high ceilings, to a Fortune 100 oil company.  In order to expand our customer base, in several cases we have installed LED Streetlight products, LED High Bay Lighting products and other less industrial LED products in order to provide potential high-value customers with a testing period in which they can gauge the efficacy and energy-savings of our products.  For example, such installations and testing periods have been provided to (i) a number of Costa Rican utilities (as previously mentioned); (ii) various companies that utilize large warehousing, packaging and manufacturing facilities; and (iii) hospitals and various other companies with large facilities or multiple-locations that are likely to see benefits from high-efficiency LED tubes and similar products.  Additionally, we have made and continue to seek out projects for which we provide significant LED bid proposals in Europe, Latin America and the United States.

The realization of revenue from such prospective customers or projects will be dependent on the successful completion of initial trials, consummation of definitive agreements, delivery of LED product by our LED supplier, and the ability of both the Company and the end-users to obtain financing on reasonable terms.  We believe we will be successful in obtaining some of these prospective clients or projects and generating significant revenue over a multi-year period, however there can be no assurances that all the conditions necessary to commence the projects we are successful in obtaining, if any, can be met.

As part of our LED marketing activity, we expect to be able to offer non-recourse third party financing to potential LED clients. In March 2013, we entered into an agreement with two of the top ten U.S. banks to provide such financing with potential credit limits in the millions of dollars. This program enables our clients to obtain financing, in some cases up to 100%, for an LED project with us at competitive interest rates, depending on the credit-worthiness of the client. To date, we have not utilized this program. Additionally, we are in discussions with banks in Latin America and other entities to provide similar types of financing, as well as financing directly to us for LED contracts that we are able to obtain. There can be no assurances that these financing programs will be successful or that our targeted clients will qualify for such financing. To date, all financing of LED projects has come from funding we have provided. Additionally, due to the recent improvement of our liquidity we may be able to offer more direct financing packages to clients.

The ramp up of LED revenues has taken longer than anticipated. For the year ended December 31, 2013 we recorded $106,094 in revenues from the sale of our LED products. We believe that our LED segment is beginning to obtain significant traction based on efforts in building our distribution network and the initial orders, trials and bid proposals currently outstanding will result in significant LED revenue in 2014 and beyond, although there can be no assurances. For the first quarter ended March 31, 2014 we have recorded approximately $200,000 in revenue.

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

For the year ended December 31, 2013, TPE has generated $236,672 in revenue. TPE contracts with a United States based independent third party to manufacture the major components of the ORC units. Additionally, TPE’s proprietary refrigerants are manufactured by another independent third party using TPE’s formulation.

A typical ORC application takes approximately 12 months from the date of the initial order until final deployment. We believe that we can reduce this time frame to six months or less through operating efficiencies; however, there can be no assurances that we will be successful in doing so.

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

One recent analysis by the Environmental Protection Agency estimates that the waste heat produced by American industry could generate 10 GW emission-free electricity annually, enough to power 10 million American homes, produce $3 billion in savings for industry, and create 160,000 new American jobs.

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

On January 18, 2013, we entered into a definitive agreement to install up to four of our ORC units at the Zibo Qilin Fushan Iron & Steel Company (“Qilin”). Qilin, a steel producing company that is located in the Shandong province of China, is the subsidiary of a $28 billion Chinese entity. These ORC units were intended create significant value through the use of enhanced heat transfer techniques to maximize heat recovery and efficiently convert waste heat directly into renewable electrical energy. TPE determined that the Qilin plant can host four ORC units and generate up to 1.3 Megawatts of incremental electrical energy, annually. In the first phase of the project, we intended to install two ORC units that will generate approximately 650 Kilowatts of supplemental electricity. We will retain ownership of the ORC units and sell the supplemental electricity generated back to Qilin at a price discounted from the price they pay to their local utility company to purchase electricity. We expected to generate approximately $517,000 in revenue annually for a twenty year period. Due to our inability to raise capital to manufacture these units the time frame for commencing production of these units lapsed. Therefore we will not be proceeding with this project.

We believe that there are other projects in the United States and internationally with similar economics where we can install our ORC and generate revenue, however, there can be no assurances we will be successful in obtaining such agreements or that we will be able to raise funding for the purchase of the units.

Intellectual Property

TPE has a perpetual license agreement with the founder of TransPacific to use his ORC patent granted on October 2, 2012, “Power generator using an Organic Rankine Cycle rive with refrigerant mixtures and low waste heat exhaust as a heat source”. The patent relates to a Rankine cycle system which uses as a refrigerant one of several quaternary organic heat exchange fluid mixtures which provide substantially improved efficiency and are environmentally sound, typically containing no chlorofluorocarbons (CFCs) or hydro chlorofluorocarbons (HCFCs). The system includes a closed circuit in which the refrigerant is used to drive a turbine, which may be used to drive an electric generator or for other suitable purposes.

Government Incentives and Regulations

LED

Various industry reports and publications discuss measures that governments around the world are taking to phase out incandescent light bulbs used general lighting applications in favor of more energy-efficient lighting alternatives. Phase-out regulations effectively ban the manufacture, importation or sale of current incandescent light bulbs for general lighting. The regulations would allow sale of future versions of incandescent bulbs if they are sufficiently energy efficient.

Brazil and Venezuela started the controversial phase-out in 2005 and the European Union, Switzerland, and Australia started to phase them out in 2009. Likewise, other nations are implementing new energy standards or have scheduled phase-outs: Argentina, and Russia in 2012, and the United States, Canada, Mexico, Malaysia and South Korea in 2014.

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

As of 2012, fourteen states – CA, CO, CT, IL, IN, LA, MI, NV, ND, OH, OK, SD, UT and WV – provided incentives for waste heat projects.

Competition

LED

Our LED Products segment's primary competitors are Cree, Inc., Revolution Lighting, Nichia Corporation (Nichia), OSRAM Semiconductor GmbH (OSRAM), Koninklijke Philips Electronics N.V. (Philips), and Samsung LED Company (Samsung) and numerous other medium sized and smaller companies operating in the LED industry.

ORC

Currently, competitors in the ORC market range from large companies such as Ormat, UTC Power, Enertime, GE, MAxxtec/Adoratec and others such as United Technologies, Turboden, SMA Solar Technology AG, Fronius International GmbH and Power-One Inc. to emerging companies offering alternative Organic Rankine Cycles or other solar electronics products.

Employees

We have eleven full-time employees, four are employed as management; five are located in Costa Rica; one is located in China; and one is employed at TPE business in California.

ITEM 1A. RISK FACTORS.

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

We intend to sell a substantial portion of our products to sub-distributors. We will rely on sub-distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence.

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

If we fail to achieve broad market acceptance of our products, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broad market acceptance for our products will be impacted by a number of factors, including:

●
our ability to timely introduce and complete new designs and timely qualify and certify our products; the implementation time to date has been much longer than expected, thus delaying commercialization of our ORC

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

We also may face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally. For instance, solar module manufacturers could attempt to develop components that directly perform DC to AC conversion in the module itself. Due to the fact that such customers may not seek to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than we would charge such customers. As a result, these customers may purchase fewer of our Organic Rankine Cycle systems or sell products that compete with our Organic Rankine Cycle systems, which would negatively impact our revenue and gross profit.

A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition and results of operations.

We believe that a system owner’s decision to purchase an Organic Rankine Cycle system is strongly influenced by the cost of electricity generated by the proposed system relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources, including electricity from Organic Rankine Cycle. Decreases in the retail prices of electricity from the utility grid would make it more difficult for all Organic Rankine Cycle systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of an Organic Rankine Cycle systems less economically attractive and lowering sales of our Organic Rankine Cycle systems. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Moreover, technological developments by our competitors in the solar components industry, including manufacturers of central inverters, could allow these competitors or their partners to offer electricity at costs lower than those that can be achieved from Organic Rankine Cycle installations based on our product platform, which could result in reduced demand for our products. If the cost of electricity generated by Organic Rankine Cycle systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.

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

Risks Related to Divestitures of Business Operating Segment

As a result of recent divestitures, we may encounter difficulties restructuring operations that could result in financial results that are different than expected.

Effective February 19, 2014, we sold our entire interest in our TCS manufacturing business segment and our TCS distribution business segment.  Such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction of revenue sources. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities and other contingencies to the purchaser, and reduce fixed costs that were previously associated with the divested business segment.  There is no guarantee that these divestitures will provide us with the anticipated benefits, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.

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

The Nasdaq Capital Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock.

As a listed Nasdaq Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof, minimum bid price of our common stock and minimum stockholders’ equity.  The failure to meet the Nasdaq Capital Market requirements may result in the de-listing of our common stock from the Nasdaq Capital Market, which could adversely affect the liquidity and market price thereof.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Offices

We lease our principal offices at 245 Park Avenue, 39th Floor, New York, New York, 10167 at a total annual cost of approximately $6,000. Our phone number is (212) 672-1786.

The Company leases two additional properties. The first is for administrative offices totaling approximately 1,000 square feet located in Escazu, Costa Rica. The lease is for a one year term with monthly gross rents of $2,190. The initial term expires in December 2014. The second is for administrative offices and warehousing totaling 1,228 square feet located in Carlsbad, CA. The lease is for a one year term with monthly gross rents of $1,166. The current term expires in March 2014.

ITEM 3. LEGAL PROCEEDINGS

A claim has been made by the Company against TransPacific Energy, Inc. and certain managing shareholders asserting breaches of a Share Exchange Agreement entered on May 10, 2012 by and between the Company and ACME Energy Inc., Apela Holdings, ABH Holdings, and TransPacific Energy, Inc. The claimed breaches were presented to counsel for TransPacific Energy, Inc. and its two primary managing shareholders by letter dated February 13, 2014. By letter dated February 19, 2014, counsel for TransPacific and its two primary managing shareholders denied the breaches and stated their intent to counterclaim for fraud, breach of contract, and other related claims. The Company, TransPacific Energy, Inc., and its two primary managing shareholders have been in settlement discussions and the parties have agreed on the material terms of a settlement.  However, a formal settlement agreement has not yet been documented.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the NASDAQ and trades under the symbol “FNRG”. The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the NASDAQ.

Quarter Ended	High	Low
December 31, 2013	$6.00	$4.90
September 30, 2013	$5.31	$3.32
June 30, 2013	$5.39	$5.00
March 31, 2013	$5.58	$4.98
December 31, 2012	$5.58	$3.10
September 30, 2012	$5.64	$3.40
June 30, 2012	$4.52	$2.10
March 31, 2012	$7.60	$2.42

Holders of Our Common Stock

As of April 10, 2014, we had 15,605,193 shares of our common stock issued and outstanding, held by 918 shareholders of record.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2013, we had the following issuances of unregistered securities:

On October 2, 2013 we issued 3,510 shares of our common stock for compensation of the independent members of our board of directors. The shares issued were valued at $18,000.

From October 1 to December 31, 2013, as part of a private placement of up to 1,500,000 shares of our common stock, we sold 607,500 shares of our common stock to 19 accredited investors at $4.00 per share, resulting in gross proceeds of $2,430,000. The proceeds, net of commissions, were $2,817,000. In connection with the private placement, we issued warrants to purchase 607,500 shares of our common stock at an exercise price of $4.00 per share for a term of one year.

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

As of December 31, 2013, we had four distinct operating segments:

➢	Exclusive North American distributor of LED commercial lighting and fixtures for a premier LED manufacturer in China.
➢
Owner of 50.3% of TransPacific Energy, Inc. (“TPE”), a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing facilities and other sources to provide clean electricity

➢
Producer and distributor of trichlorosilane in China. The TCS is produced and sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant.

On February 19, 2014 we divested our two TCS operating segments and their operations are considered discontinued operations as of December 31, 2013.  Therefore all comparisons and analyses of operations and liquidity exclude discontinued operations as well as assets held for sale.

LED Overview

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

On November 11, 2013 we entered into an amendment with Lightsky to modify the terms of the original distribution agreement.  The amendment was entered into to extend the time period for ForceField to achieve performance milestones to maintain our exclusivity. In early April 2014, we entered into another amendment to enable us to use other LED suppliers, in addition to Lightsky, while maintaining exclusivity for the Lightsky product line.  During the past three months we have secured a number of high quality LED suppliers with products of similar or superior quality to those of Lightsky, at more competitive pricing levels, which products we have already sold and begun to market. In the event that we ultimately lose our exclusivity with Lightsky, we do not believe our LED business will be materially impacted, due to access to numerous high quality LED suppliers (primarily located in China) at competitive pricing levels.

In the United States we are marketing Lightsky’s products through our wholly-owned subsidiary ForceField USA, which was incorporated in 2012.  Throughout the rest of the world we are marketing our products through the ForceField name.

Since we acquired LED distribution rights in August 2012, we have focused the majority of our LED marketing efforts in territories in Latin America and other parts of the world where the cost per kilowatt hour of electricity is very high, and in which the opportunity to generate significant energy savings by changing from traditional lighting to LED lighting is the most compelling. In March 2013 we formed a subsidiary in Costa Rica, ForceField S.A; and in October 2013 we opened an office in Costa Rica to expand our presence in the region to be able to benefit from significant opportunities we believe exist in the region.  Currently we have approximately $50.0 million in active bids in Latin America, two of which amounting to approximately $40.0 million for utility companies are covered by a Letter of Intent.  There can be no assurance that we will win the bids on any of these active proposals; and if we win the bids there can be no assurances that we can obtain financing to fund these projects.

Our target customers are hospitals, utility companies, companies with warehousing operations or large indoor spaces that use high intensity lighting and new construction projects.  For example, we have sold and installed LED lighting products to public schools and have sold and installed LED High Bay Lighting products, which products are designed for usage in large warehouse facilities with high ceilings, to a Fortune 100 oil company.  In order to expand our customer base, in several cases we have installed LED Streetlight products, LED High Bay Lighting products and other less industrial LED products in order to provide potential high-value customers with a testing period in which they can gauge the efficacy and energy-savings of our products.  For example, such installations and testing periods have been provided to (i) a number of Costa Rican utilities (as previously mentioned); (ii) various companies that utilize large warehousing, packaging and manufacturing facilities; and (iii) hospitals and various other companies with large facilities or multiple-locations that are likely to see benefits from high-efficiency LED tube and similar products.  Additionally, we have made and continue to seek out projects for which we provide significant LED bid proposals in Europe, Latin America and the United States.

The realization of revenue from such prospective customers or projects will be dependent on the successful completion of initial trials, consummation of definitive agreements, delivery of LED product by our LED supplier, and the ability of both the Company and the end-users to obtain financing on reasonable terms.  We believe we will be successful in obtaining some of these prospective clients or projects and generating significant revenue over a multi-year period, however there can be no assurances that all the conditions necessary to commence the projects we are successful in obtaining, if any, can be met.

 In order to accelerate the growth of our LED business, we have undertaken the following initiatives in 2014.

●
On February 2, 2014, we completed a purchase of LED assets for $200,000 in cash from Idaho-based Catalyst LED’s LLC (“Catalyst”), a provider of customized LED lighting products and solutions, and an authorized vendor for a number of leading companies, including General Motors.

●
On March 26, 2014, the Company announced the signing of a letter of intent (“LOI”) to acquire American Lighting & Distribution ("ALD"), a profitable San Diego, California award-winning, leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many of the major California utility companies. Subject to certain conditions to closing, we expect to close the transaction on or before May 1, 2014.

ORC Overview

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

A typical ORC application takes approximately 12 months from the date of the initial order until final deployment. We believe that we can reduce this time frame to six months or less through operating efficiencies; however, there can be no assurances that we will be successful in doing so.

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

On January 18, 2013, we entered into a definitive agreement to install up to four of our ORC units at the Zibo Qilin Fushan Iron & Steel Company (“Qilin”). Qilin, a steel producing company that is located in the Shandong province of China, is the subsidiary of a $28 billion Chinese entity. These ORC units were intended to create significant value through the use of enhanced heat transfer techniques to maximize heat recovery and efficiently convert waste heat directly into renewable electrical energy. TPE determined that the Qilin plant can host four ORC units and generate up to 1.3 Megawatts of incremental electrical energy, annually. In the first phase of the project, we intended to install two ORC units that will generate approximately 650 Kilowatts of supplemental electricity. We will retain ownership of the ORC units and sell the supplemental electricity generated back to Qilin at a price discounted from the price they pay to their local utility company to purchase electricity. We expected to generate approximately $517,000 in revenue annually for a twenty year period. Due to our inability to raise capital to manufacture these units the time frame for commencing production of these units lapsed. Therefore we will not be proceeding with this project.

We believe that there are other projects in the United States and internationally with similar economics where we can install our ORC and generate revenue, however, there can be no assurances we will be successful in obtaining such agreements or that we will be able to raise funding for the purchase of the units.

Results of Operations for the Years Ended December 31, 2013 and 2012

The following table sets forth operations by segment for the years ended December 31, 2013 and 2012:

	ORC	LED	Corporate	Consolidated

Sales:
2013	$236,672	$106,964	$—	$343,636
2012	$240,238	$—	$—	$240,238
Cost of goods sold:
2013	$210,992	$62,018	$—	$273,010
2012	$240,238	$—	$—	$240,238
Gross margin:
2013	$25,680	$44,946	$—	$70,626
2012	$—	$—	$—	$—
Operating expenses:
2013 (1)	$1,498,639	$536,280	$1,992,517	$4,027,436
2012	$57,950	$148,626	$1,325,312	$1,531,888
Other income (expense):
2013	$203	$4	$(40,514)	$(40,721)
2012	$—	$—	$(19,010)	$(19,010)
Provision for income taxes:
2013	$(201,867)	$—	$4,366	$(197,531)
2012	$(23,138)	$—	$48,204	$25,066
Net income (loss):
2013	$(1,270,889)	$(491,330)	$(1,956,339)	$(3,718,558)
2012	$(34,812)	$(148,626)	$(1,392,526)	$(1,575,964)
_______________

(1) 2013 Includes goodwill impairment charge of $1,342,834 to the ORC segment.

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Revenue

Sales for the year ended December 31, 2013 totaled $343,636, compared to $240,238 for the year ended December 31, 2012.   Sales were comprised of $236,672 in ORC revenue and $106,964 in LED revenues for the year ended December 31, 2013, respectively, compared to $240,238 in ORC revenue and $-0- in LED revenue for the year ended December 31, 2012.  Our ORC revenues were generated from two ongoing projects, one of which is in the final testing stages.  Due to the long lead time to implement ORC projects and due to capital constraints for the majority of 2013, we were unable to secure and commence any new ORC projects in 2013.  Therefore our revenue for 2014 is expected to be minimal and below 2013 levels.  We believe that there will be some opportunities to generate revenue in our ORC segment in 2015 for projects we will commence in 2014, although there can be no assurances.  Since 2013 our primary focus has been on our LED operating segment.

The ramp up of LED revenues has taken longer than anticipated. We believe that our LED segment is now beginning to obtain significant traction based on our efforts in building our distribution network, and the initial orders, trials and bid proposals currently outstanding will result in significant LED revenue in 2014 and beyond, although there can be no assurances. Additionally we believe the acquisition of Catalyst completed in February 2014 and the pending acquisition of ALD if successfully consummated will also materially help to increase our LED revenues in 2014.  For the first quarter ended March 31, 2014 we recorded approximately $200,000 in LED revenue.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margin by sales.

Gross margin for the year ended December 31, 2013 was $70,626 compared to $-0- for the year ended December 31, 2012. Gross margin percentage for the year ended December 31, 2013 was 20.6%, compared to 0% for the year ended December 31, 2012.  Gross margins in 2013 for ORC and LED segments were 10.9% and 42.0%, respectively.  Due to the relatively low level of sales we believe that the gross margins of 10.9% are not indicative of the sustainable gross margins when applied over larger volumes. We believe ORC margins will be higher, and LED margins lower as volumes increase.

Professional Fees

Professional fees totaled $709,499 for the year ended December 31, 2013, compared to $582,297 for the year ended December 31, 2012.

Professional fees consist of legal, accounting and other consulting or service provider fees. Most of our professional services are attributable to our status as a publicly traded company. The increase in our professional fees when compared to the prior year is largely attributable to increased levels of activity in our businesses.

General and Administrative Expenses

General and administrative (“G&A”) expenses totaled $1,856,309 for the year ended December 31, 2013, compared to $936,146 for the year ended December 31, 2012.

The primary components of our G&A expenses include salaries and benefits, travel, facility costs and maintenance, investor relations activities, insurance and various administrative and office expenses. The material increase in our G&A expenses for the year ended December 31, 2013 when compared to the prior year period is largely attributable to  listing fees to be listed on the NASDAQ, an increase in officer compensation, travel expenses, insurance costs and other costs related to the efforts to expand of our business.

Provision for Income Taxes

We recorded an income tax benefit of ($197,531) for the year ended December 31, 2013, compared to a tax expense of $25,066 for the year ended December 31, 2012.  These provisions relate primarily to our ORC operations at TPE.

As of December 31, 2013, we had federal, state and foreign net operating loss carryforwards aggregating $7,060,771 that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033.

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

Due to the inability to meet anticipated sales growth, we assessed the acquired goodwill associated with our related business units for impairment as of December 31, 2013. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. Our evaluation of goodwill resulted in a total impairment charge of $1,342,834, all of which was attributed to TransPacific Energy.

Net loss from continuing operations

For the year ended December 31, 2013, we incurred a net loss from continuing operations of ($3,718,558) or ($0.09) per share, compared to a net loss of ($1,575,964) or ($0.06) per share for the year ended December 31, 2012.  The increase in our loss in 2013 compared to 2012 is primarily attributable to an impairment charge of $1,342,834 in 2013 in our ORC segment, and increased professional fees and selling and general administrative expenses.

The weighted average number of basic and fully diluted shares outstanding for the year ended December 31, 2013 was 16,291,566 compared to 15,390,259 for the year ended December 31, 2012.

There are no dilutive equivalents included in our calculation of fully diluted shares for the years ended December 31, 2013 and 2012, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At December 31, 2013, we had cash on hand of $3,681,125 all of which was on deposit with institutions located in the United States. Proceeds generated from private placements of our common stock and convertible loans have been substantially the sole source of funding for our operations. We believe our current cash position and ability to raise funds through the sale of new equity and convertible notes, coupled with the revenue potential of our current operating segment will be sufficient to fund our activities for the next twelve months. Furthermore, we expect to generate positive cash flow from operations during the next twelve months which will supplement our cash position.

At December 31, 2013, we had a working capital deficit of $5,291,440. The deficit is primarily attributable to the inclusion of current assets and liabilities of discontinued operations held for sale. These assets and liabilities were divested by the company on February 19, 2014.  The working capital deficit recast without the assets and liabilities of discontinued operations would reflect positive working capital of $3,171,600.

Net cash used in operating activities was $2,087,850 for the year ended December 31, 2013, compared to net cash used in operating activities of $1,615,734 for the year ended December 31, 2012. The increase in net cash used during 2013 as compared to 2012 is attributable to an increase in our net loss net of non-cash goodwill impairment of ($1,342,834) compared to nil in the prior year; offset by changes in operating assets and liabilities.

Net cash used in investing activities was ($7,143) for the year ended December 31, 2013, compared to net cash used in investing activities of ($202,897) for the year ended December 31, 2012. The decrease in net cash used in the current period is attributable to using $645,526 to acquire a controlling interest in TPE; offset by $442,629 in cash acquired in the transaction.

Net cash provided by financing activities was $5,151,400 or the year ended December 31, 2013, compared to $2,243,400 for the year ended December 31, 2012.  The material increase in 2013 compared to 2012 is attributable to an increase of $745,500 in proceeds from the issuance of common stock, $337,500 in proceeds from the exercise of stock purchase warrants and an increase of $1,850,000 in 2013 compared to 2012 of proceeds from convertible notes payable.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates its estimates, including but not limited to the allowance for doubtful accounts, the useful lives and impairment for property, plant and equipment, goodwill and acquired intangible assets, write-down in value of inventory and deferred income taxes. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits held in the United States. The carrying amount of cash and cash equivalents approximates fair value. Management believes the probability of a bank failure, causing loss to the Company, is remote.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts receivable.

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

Inventory

Inventories in the United States and Costa Rica are stated at the lower of cost (first-in, first-out) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Inventories in the PRC are stated at the lower of cost or market value. Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods in a saleable condition to the point of sale. The Company’s inventory reserve requirements generally fluctuate based on projected demands and market conditions. In determining the adequate level of inventories to have on hand, management makes judgments as to the projected inventory demands as compared to the current or committed inventory levels. Inventory quantities and condition are reviewed regularly and provisions for excess or obsolete inventory are recorded based on the condition of inventory and the Company’s forecast of future demand and market conditions.

Intangible assets – land use rights

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of 50 years. The lease term is obtained from the relevant Chinese land authority.

Property, plant and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Estimated Useful Lives
Building	20 years
Machinery and equipment	3 – 10 years
Furniture and fixtures	5 – 7 years
Computers and software	3 – 7 years
Motor vehicles	5 years
Leasehold improvements	Lessor of lease term or estimated useful life

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

Impairment of Long-Lived Assets

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

Goodwill and Intangible Assets

Under ASC 350, the Company is required to perform an annual impairment test of the Company’s goodwill and indefinite-lived intangibles. Annually on each December 31, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

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

For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

Assets held for sale

For the business where management has committed to a plan to divest, which is typically demonstrated by approval from the Board of Directors, the business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Upon designation as an asset held for sale, the Company ceased depreciation. The assets and liabilities as of December 31, 2012 related to Baokai and Wendeng segments have been reclassified as “assets and liabilities of discontinued operations held for sale” to conform to the presentation of the current period for the comparative purposes.

Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Renminbi (“RMB”) dollars or Costa Rican Colones (“CRC”) and management has adopted ASC 830 “Foreign Currency Matters”. The RMB is not freely convertible into foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2013 and December 31, 2012 the Company determined that it had items that represented components of comprehensive income and, therefore, has included a schedule of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive and Financial Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information with respect to our executive officers;

Name	Age	Position Held with the Company	Held Since

Richard St-Julien	44	Chairman, Vice President Legal	2009

David Natan	61	Chief Executive Officer	2010

Jason Williams	40	Chief Financial Officer	2011

For other information required by this item, see the sections entitled “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2014 Proxy Statement and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2014 Proxy Statement and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information with respect to certain relationships and related transactions and director independence, see the sections entitled “Corporate Governance” and “Board of Directors and Committees” in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2014 Proxy Statement and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For information with respect to principal accounting fees and services, see the section entitled “Principal Accounting Fees and Services” in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2014 Proxy Statement and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

21.1	Subsidiaries
10.1	Amendment No. 1 to Product Exclusive Distributor Agreement with LightSky dated November 11, 2013
10.2	Amendment No. 2 to Product Exclusive Distributor Agreement with LightSky dated March 24, 2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCEFIELD ENERGY INC.

April 15, 2014	By:	/s/ David Natan
David Natan
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

April 15, 2014	/s/ David Natan
David Natan
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

April 15, 2014	/s/ Jason Williams
Jason Williams
Chief Financial Officer

April 15, 2014	/s/ Richard St-Julien
Richard St-Julien
Chairman of the Board of Directors

April 15, 2014	/s/ Adrian Auman
Adrian Auman
Director

April 15, 2014	/s/ Kebir Ratnani
Kebir Ratnani
Director

April 15, 2014	/s/ David Vanderhorst
David Vanderhorst
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ForceField Energy Inc.

We have audited the accompanying consolidated balance sheet of ForceField Energy Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForceField Energy Inc. and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2014

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA 5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 abcpas.net
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ForceField Energy Inc.
245 Park Avenue, 39th Floor
New York, New York  10167

We have audited the accompanying consolidated balance sheet of ForceField Energy Inc.  (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss,  stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
April 15, 2013

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$3,681,125	$624,730
Accounts receivable, net	276,996	283,668
Inventory	28,944	—
Prepaid expenses and other current assets	139,229	78,480
Current assets of discontinued operations held for sale	2,963,527	5,338,784
Total current assets	7,089,821	6,325,662
Property, plant and equipment, net	7,073	—
Goodwill	—	1,342,834
Intangible assets, net	2,009,892	2,271,425
Related party receivables	—	150,000
Other assets	91,632	—
Noncurrent assets of discontinued operations held for sale	11,170,108	10,797,781
Total assets	$20,368,526	$20,887,702

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$379,957	$232,435
Accrued liabilities	472,763	430,672
Convertible debentures, net — current	100,000	—
Related party payables	—	163,647
Income taxes payable	1,974	26,481
Current liabilities of discontinued operations held for sale	11,426,567	9,367,691
Total current liabilities	12,381,261	10,220,926
Convertible debentures, net of loan discounts	1,685,868	150,000
Deferred tax liabilities, net — noncurrent	418,404	621,071
Unrecognized tax benefits	45,337	28,702
Noncurrent liabilities of discontinued operations held for sale	1,324,226	1,172,631
Total liabilities	15,855,096	12,193,330

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; and 17,033,531 and 16,080,815 shares
issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	17,034	16,081
Additional paid-in capital	16,762,527	13,015,222
Accumulated deficit	(12,683,134)	(6,922,198)
Accumulated other comprehensive income	416,575	317,337
Total ForceField Energy Inc. stockholders' equity	4,513,002	6,426,442
Noncontrolling interests	428	2,267,930
Total equity	4,513,430	8,694,372
Total liabilities and equity	$20,368,526	$20,887,702

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2013 and 2012

	2013	2012

Sales	$343,636	$240,238
Cost of goods sold	273,010	240,238
Gross margin	70,626	—
Operating expenses:
Selling and marketing	(118,794)	(13,445)
General and administrative	(1,856,309)	(936,146)
Professional fees	(709,499)	(582,297)
Goodwill impairment	(1,342,834)	—
Total operating expenses	(4,027,436)	(1,531,888)
Loss from continuing operations before other income (expense) and income taxes	(3,956,810)	(1,531,888)
Other income (expense):
Equity loss from investment in TransPacific Energy, Inc.	—	(5,798)
Gain from forgiveness of debt	88,647	—
Interest expense, net	(47,926)	(13,212)
Total other income (expense)	40,721	(19,010)
Loss from continuing operations before income taxes	(3,916,089)	(1,550,898)
Provision for income taxes (benefit)	(197,531)	25,066
Net loss from continuing operations	(3,718,558)	(1,575,964)
Discontinued operations, net of income taxes	(4,309,880)	(2,372,116)
Net loss	(8,028,438)	(3,948,080)
Less: Net loss attributable to noncontrolling interests	(2,267,502)	(727,408)
Net loss attributable to ForceField Energy Inc. common stockholders	$(5,760,936)	$(3,220,672)

Amounts attributable to ForceField Energy Inc. common stockholders:
Continuing operations, net of income taxes	(1,451,056)	(848,556)
Discontinued operations, net of income taxes	(4,309,880)	(2,372,116)
Net loss attributable to ForceField Energy Inc. common stockholders	(5,760,936)	(3,220,672)

Basic and diluted loss per share
Continuing operations	$(0.09)	$(0.06)
Discontinued operations	$(0.26)	$(0.15)
Net loss attributable to ForceField Energy Inc. common stockholders	$(0.35)	$(0.21)

Weighted-average number of common shares outstanding:
Basic and diluted	16,291,566	15,390,259

Comprehensive loss:
Net loss	$(8,028,438)	$(3,948,080)
Foreign currency translation adjustment	99,238	37,313
Comprehensive loss	(7,929,200)	(3,910,767
Comprehensive loss attributable to noncontrolling interests	(2,267,502)	(727,408)
Comprehensive loss attributable to ForceField Energy Inc. common stockholders	$(5,661,698)	$(3,183,359)

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interests	Equity

Balance, December 31, 2011	—	$—	15,002,814	$15,003	$8,870,274	$(3,701,526)	$280,024	$5,463,775	$2,203,338	$7,667,113

Components of comprehensive income (loss):

Net loss	—	—	—	—	—	(3,220,672)	—	(3,220,672)	(727,408)	(3,948,080)

Change in foreign currency translation	—	—	—	—	—	—	37,313	37,313	—	37,313

Total comprehensive income (loss)	—	—	—	—	—	(3,220,672)	37,313	(3,183,359)	(727,408)	(3,910,767)

Issuance of common stock in connection with sales made under private offerings	—	—	635,250	635	2,475,365	—	—	2,476,000	—	2,476,000

Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	(232,600)	—	—	(232,600)	—	(232,600)

Issuance of common stock in exchange for consulting, professional and other services	—	—	37,395	37	157,363	—	—	157,400	—	157,400

Acquisition of intangible asset – exclusive distribution rights	—	—	150,000	150	779,850	—	—	780,000	—	780,000

Acquisition of equity interests in subsidiaries	—	—	255,356	256	964,970	—	—	965,226	792,000	1,757,226

Balance, December 31, 2012	—	—	16,080,815	16,081	13,015,222	(6,922,198)	317,337	6,426,442	2,267,930	$8,694,372

Net loss	—	—	—	—	—	(5,760,936)	—	(5, 760,936)	(2,267,502)	(8,028,438)

Change in foreign currency translation	—	—	—	—	—	—	99,238	99,238	—	99,238

Issuance of common stock in connection with sales made under private offerings	—	—	830,250	830	3,320,170	—	—	3,321,000	—	3,321,000

Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	(332,100)	—	—	(332,100)	—	(332,100)

Issuance of common stock for exercise of stock purchase warrants	—	—	93,750	94	374,906	—	—	375,000	—	375,000

Cost of common stock issuances for exercise of stock purchase warrants	—	—	—	—	(37,500)	—	—	(37,500)	—	(37,500)

Issuance of common stock in exchange for consulting, professional and other services	—	—	28,716	29	150,739	—	—	150,768	—	150,768

Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	271,090	—	—	271,090	—	271,090

Balance, December 31, 2013	—	$—	17,033,531	$17,034	$16,762,527	$(12,683,134)	$416,575	$4,513,002	$428	$4,513,430

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities of continuing operations:
Net loss	$(8,028,438)	$(3,948,080)
Loss from discontinued operations	4,309,880	2,372,116
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,936	91,575
Gain from forgiveness of debt	(88,647)	—
Goodwill impairment	1,342,834	—
Amortization of debt discount	6,958	—
Provision for doubtful accounts	173,554	—
Equity loss from investment in TransPacific Energy, Inc.	—	5,798
Common stock issued in exchange for services	150,768	117,400
Deferred taxes	(202,667)	(23,938)
Changes in operating assets and liabilities:
Accounts receivable	(16,952)	(283,667)
Inventory	(28,944)	—
Prepaid expenses and other current assets	(60,825)	(78,481)
Other assets	(95,000)	—
Accounts payable	150,471	84,482
Accrued liabilities	(260,197)	(8,122)
Income taxes payable and other noncurrent liabilities	294,419	55,183
Net cash used in operating activities – continuing operations	(2,087,850)	(1,615,734)
Net cash provided by (used in) operating activities - discontinued operations	(572,462)	47,428
Net cash used in operating activities	(2,660,312)	(1,568,306)

Cash flows from investing activities:
Cash consideration for acquisition of business	—	(645,526)
Cash acquired in acquisition of business	—	442,629
Purchase of property, plant and equipment	(7,143)	—
Net cash used in investing activities – continuing operations	(7,143)	(202,897)
Net cash used in investing activities - discontinued operations	(2,084,977)	(123,988)
Net cash used in investing activities	(2,092,120)	(326,885)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,988,900	2,243,400
Proceeds from exercise of stock purchase warrants, net of issuance costs	337,500	—
Proceeds from issuance of convertible debentures	1,900,000	50,000
Proceeds from loans payable	17,000	—
Proceeds from related party payables	—	40,000
Repayments of loans payable	(17,000)	—
Repayments of related party payables	(75,000)	(90,000)
Net cash provided by financing activities – continuing operations	5,151,400	2,243,400
Net cash provided by (used in) financing activities - discontinued operations	2,339,933	(32,322)
Net cash provided by financing activities	7,491,333	2,211,078

Effect of exchange rates on cash and cash equivalents	5,839	3,971
Net increase in cash and cash equivalents	2,744,740	319,858
Cash and cash equivalents at beginning of year	994,149	674,291
Cash and cash equivalents at end of year	3,738,889	994,149
Less: Cash and cash equivalents of discontinued operations held for sale at end of year	57,764	369,419
Cash and cash equivalents at end of year	$3,681,125	$624,730

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,447	$12,649
Cash paid for income taxes	$17,532	$—

Supplemental disclosure of non-cash investing and financing activities:
Estimated beginning fair value of assets and liabilities received on consolidation:
Assets acquired	$—	$2,025,629
Liabilities assumed	$—	$(1,097,035)
Noncontrolling interests	$—	$(792,000)
Total net assets acquired	$—	$136,594
Identified intangible assets on acquisitions	$—	$1,583,000
Common stock issued related to acquisition of business	$—	$965,226
Common stock issued to reduce accounts payable	$—	$40,000
Common stock issued to acquire distribution rights	$—	$780,000
Discount for beneficial conversion features on convertible debentures	$271,090	$—

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. (“ForceField” or the “Company”) is an international designer, distributor, and licensee of high-efficiency energy products and alternative energy technologies. ForceField is the exclusive North American distributor of light emitting diode (LED) commercial lighting products and fixtures for a premier manufacturer in China; ForceField owns 50.3% of TransPacific Energy, Inc., a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity; and through the period ended February 19, 2014 was a producer of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for photovoltaic (“PV”) panels that convert sunlight to electricity. This TCS was sold to the marketplace via two operating segments, (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant, both of which are located in China.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited (“SunSi HK”), ForceField Energy USA Inc. (“FNRG USA”), and ForceField Energy SA (“FNRG SA”), formed in March 2013 and located in Costa Rica; the Company’s 50.3% owned subsidiary TransPacific Energy, Inc. (“TPE”); SunSi HK's 90% owned subsidiary Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”); SunSi HK's 60% owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). All intercompany accounts and transactions are eliminated in consolidation.

Discontinued Operations

In December 2013, the Board of Directors authorized ForceField’s management to pursue the sale of its Baokai and Wendeng segments. These segments were each classified as discontinued operations and assets held for sale beginning with the Company’s December 31, 2013 consolidated financial statements. In February 2014, the Company entered into two definitive agreements to sell and transfer its equity interests in Baokai and Wendeng. These transactions each closed on February 19, 2014.

ForceField’s results of operations related to its Baokai and Wendeng segments have been reclassified as discontinued operations on a retrospective basis for all years presented. See Note 14 — Discontinued Operations for additional information.

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the Company’s one-for-two reverse capital stock split effective October 9, 2012, as described in Note 17 — Stockholders’ Equity to these consolidated financial statements.

The significant accounting policies are as follows:

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates its estimates, including but not limited to the allowance for doubtful accounts, the useful lives and impairment for property, plant and equipment, goodwill and acquired intangible assets, write-down in value of inventory and deferred income taxes. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

The Company believes that the following critical accounting policies govern its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits held in the United States, Costa Rica, Hong Kong and China. The carrying amount of cash and cash equivalents approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the United States, Hong Kong and China, which management believes are of high credit quality.

With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts receivable.

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

Inventory

Inventories in the United States and Costa Rica are stated at the lower of cost (first-in, first-out) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Inventories in the PRC are stated at the lower of cost or market value. Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods in a saleable condition to the point of sale. The Company’s inventory reserve requirements generally fluctuate based on projected demands and market conditions. In determining the adequate level of inventories to have on hand, management makes judgments as to the projected inventory demands as compared to the current or committed inventory levels. Inventory quantities and condition are reviewed regularly and provisions for excess or obsolete inventory are recorded based on the condition of inventory and the Company’s forecast of future demand and market conditions.

Intangible assets – land use rights

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of 50 years. The lease term is obtained from the relevant Chinese land authority.

Property, plant and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Estimated Useful Lives
Building	20 years
Machinery and equipment	3 – 10 years
Furniture and fixtures	5 – 7 years
Computers and software	3 – 7 years
Motor vehicles	5 years
Leasehold improvements	Lessor of lease term or estimated useful life

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

Impairment of Long-Lived Assets

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

Goodwill and Intangible Assets

Under ASC 350, the Company is required to perform an annual impairment test of the Company’s goodwill and indefinite-lived intangibles. Annually on each December 31, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

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

For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

Assets held for sale

For the business where management has committed to a plan to divest, which is typically demonstrated by approval from the Board of Directors, the business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Upon designation as an asset held for sale, the Company ceased depreciation. The assets and liabilities as of December 31, 2012 related to Baokai and Wendeng segments have been reclassified as “assets and liabilities of discontinued operations held for sale” to conform to the presentation of the current period for the comparative purposes.

Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising costs were $118,794 and $13,445 for the years ended December 31, 2013 and 2012, respectively.

Shipping and handling costs

All shipping and handling costs are included in cost of goods sold.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Chinese Yuan or Renminbi (“RMB”) and Costa Rican Colones (“CRC”) and management has adopted ASC 830, “Foreign Currency Matters”. The RMB is not freely convertible into foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Gain or Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2013, the Company has items that represent comprehensive income and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of CTA in partial sales of equity method investments and in step acquisitions. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will adopt the new presentation requirements of this ASU in the first quarter of 2014.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

4.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2013 and 2012 were comprised of the following:

	December 31, 2013	December 31, 2012

Accounts receivable	$262,744	$309,000
Unbilled receivables, not billable	37,806	26,168
Allowance for doubtful accounts	(23,554)	(51,500)

Total	$276,996	$283,668

As of December 31, 2013, one customer accounted for approximately 86% of total accounts receivable. This same customer also accounted for approximately 35% of the Company’s revenues for the year ended December 31, 2013.

As of December 31, 2012, one customer accounted for approximately 83% of total accounts receivable. This same customer also accounted for approximately 33% of the Company’s revenues for the year ended December 31, 2012.

5.	INVENTORY

Inventory at December 31, 2013 and 2012 was comprised of the following:

	December 31, 2013	December 31, 2012

Raw materials	$—	$—
Finished goods	28,944	—
Allowance for excess or obsolete inventory	—	—

Total	$28,944	$—

At December 31, 2013 and 2012, the Company did not record any provisions to its allowance for excess or obsolete inventory.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2013 and 2012 were comprised of the following:

	December 31, 2013	December 31, 2012

Advances to employees	$15,775	$—
Advances to suppliers	66,649	41,055
Insurance premiums	24,074	16,994
Service agreements	16,000	15,000
Other	16,731	5,431

Total	$139,229	$78,480

Advances made to suppliers are for the purchase of finished goods and are expected to be recovered within twelve months.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012 were comprised of the following:

	December 31, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Furniture and equipment	$7,108	$(35)	$7,073	$—	$—	$—

Total	$7,108	$(35)	$7,073	$—	$—	$—

Depreciation expense totaled $35 and nil for the years ended December 31, 2013 and 2012, respectively.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

8.	BUSINESS COMBINATIONS

During the years ended December 31, 2013 and 2012, the Company completed the acquisition of a 50.3% equity interest in TransPacific Energy, Inc. The acquisition was accounted for as business combination under the acquisition method of accounting.

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

9.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at December 31, 2013 and 2012 was comprised of the following:

	December 31, 2013	December 31, 2012

Goodwill – TransPacific Energy, Inc.	$1,342,834	$1,342,834
Impairment charge	(1,342,834)	—

Goodwill, net at December 31, 2013	$—	$1,342,834

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

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill at the reporting unit level for impairment as of December 31, 2013. Based on a discounted cash flows model utilizing estimated future earnings, the fair value of the reporting unit was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $1,342,834 for the year ended December 31, 2013. The total impairment charge was recorded to the Company’s ORC segment.

Intangible assets at December 31, 2013 and 2012 were comprised of the following:

		December 31, 2013			December 31, 2012
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Exclusive distribution rights	5.0	780,000	(208,000)	572,000	780,000	(52,000)	728,000
Technology	15.0	1,583,000	(145,108)	1,437,892	1,583,000	(39,575)	1,543,425

Total		$2,363,000	$(353,108)	$2,009,892	$2,363,000	$(91,575)	$2,271,425

On August 27, 2012, the Company entered into a five year distribution agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. (“Lightsky”), located in Shanghai, China, whereby ForceField became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico. Lightsky is a manufacturer and seller of numerous patented LED lighting products in China and throughout Asia.

As consideration for this exclusivity, ForceField issued 150,000 shares of its common stock valued at $780,000, or $5.20 per share, which represented the quoted market price on the date of the transaction. This amount will be amortized using the straight-line method over the five year expected life of the distribution rights. The shares are restricted for an eighteen-month period from their date of issuance. ForceField must achieve certain performance milestones in order to maintain its exclusivity and qualify for any automatic renewal periods beyond the initial five year term.

Amortization expense for the intangible assets subject to amortization totaled $261,533 and $91,575 for the years ended December 31, 2013 and 2012, respectively.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2014	$261,533
2015	261,533
2016	261,534
2017	209,533
2018	105,533
Thereafter	910,226
$2,009,892

10.	RELATED PARTY RECEIVABLES

Related party receivables were comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Minority shareholder (40%) of noncontrolling interest — Wendeng	$—	$150,000

Related party receivables represented amounts due from the minority shareholder of Wendeng, a business segment included in discontinued operations. These advances were made to the minority shareholder for funds to be spent in Wendeng’s production expansion. The Company recorded a full reserve against these amounts by recording a charge to bad debt expense as of December 31, 2013.

11.	OTHER ASSETS

Other assets were comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Deferred financing costs, net of accumulated amortization — Debt issue costs	$91,632	$—

ForceField has entered into an engagement agreement with a consultant for advisory and consulting services on a non-exclusive basis to obtain debt capital. Deferred financing costs represent finder’s fees paid to this consultant for a rate of five percent (5%) of the gross proceeds received by the Company. These amounts will be amortized over the three year term of the convertible debentures.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable were comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Accounts payable	$379,957	$232,435

Accrued liabilities were comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Board and executive compensation	139,500	25,500
Interest on convertible debentures	20,917	2,437
Finder’s fees	95,900	3,000
Billings in excess of costs and earned income	197,200	257,500
Reserve for estimated losses on contracts in progress	13,987	126,079
Other	5,259	16,156

Total accrued liabilities	$472,763	$430,672

13.	RELATED PARTY PAYABLES

Related party payables were comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Purchase consideration due to the minority shareholder(s) of noncontrolling interest —Baokai	$—	$163,647

The amount due to the minority shareholder(s) of Baokai represents the unpaid purchase consideration from the Company’s December 8, 2010 acquisition of this business segment included in discontinued operations. This amount bears no interest, is unsecured and payable on demand. During 2013, the Company paid $75,000 towards the outstanding balance. The Company wrote off the remaining balance of $88,647 by recording a gain on the forgiveness of debt as of December 31, 2013.

14.	DISCONTINUED OPERATIONS

In December 2013, the Board of Directors authorized ForceField’s management to pursue the sale of its equity interests in Baokai and Wendeng. Accordingly, the assets and liabilities of these business segments were separately reported as “assets and liabilities of discontinued operations held for sale” as of December 31, 2013 and 2012. The results of operations of these two business segments, for all periods, were separately reported as “discontinued operations”. In February 2014, the Company entered into two definitive agreements to sell and transfer its equity interests in Baokai and Wendeng. These transactions were closed on February 19, 2014. See Note 20 — Subsequent Events for additional information.

The operating results of the Company’s Baokai and Wendeng segments classified as discontinued operations are summarized below:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Baokai	Wendeng	Total	Baokai	Wendeng	Total

Sales	$—	$2,059,584	$2,059,584	$1,202,450	$686,353	$1,888,803
Cost of goods sold	—	1,977,886	1,977,886	1,178,389	654,207	1,832,596
Gross margin	—	81,698	81,698	24,061	32,146	56,207
Operating expenses	295,068	3,669,130	3,964,198	143,310	2,356,458	2,499,768
Other income (expense)	—	(156,790)	(156,790)	—	(287,449)	(287,449)
Provision for income taxes (benefit)	(1,557)	272,147	270,590	(129,788)	(229,106)	(358,894)
Net income (loss)	$(293,511)	$(4,016,369)	$(4,309,880)	$10,539	$(2,382,655)	$(2,372,116)

The following table presents the major classes of assets and liabilities of Baokai and Wendeng classified as held for sale in the consolidated balance sheets:

	December 31, 2013			December 31, 2012
	Baokai	Wendeng	Total	Baokai	Wendeng	Total

Assets:
Cash and cash equivalents	—	57,764	57,764	—	369,419	369,419
Accounts receivable, net	—	1,362,977	1,362,977	1,805,167	2,380,679	4,185,846
Inventory, net	—	993,356	993,356	—	323,141	323,141
Deferred tax assets, net	—	—	—	36,136	54,121	90,257
Prepaid expenses and other current assets	—	549,230	549,230	—	370,121	370,121
Total current assets of discontinued operations held for sale	—	2,963,527	2, 963,527	1,841,303	3,497,481	5,338,784
Property, plant and equipment, net	—	9,093,802	9,093,802	—	7,547,128	7,547,128
Intangible assets, net	—	2,076,306	2,076,306	—	2,590,983	2,590,983
Related party receivables	—	—	—	—	413,061	413,061
Deferred tax assets, net	—	—	—	—	224,653	224,653
Other assets	—	—	—	—	21,956	21,956
Total noncurrent assets of discontinued operations held for sale	—	11,170,108	11,170,108	—	10,797,781	10,797,781

Liabilities:
Accounts payable	—	3,142,119	3,142,119	1,515,489	1,941,141	3,456,630
Accrued liabilities	—	103,958	103,958	—	248,349	248,349
Related party payables	—	8,180,490	8,180,490	—	5,638,840	5,638,840
Income taxes payable	—	—	—	23,872	—	1,183,884
Total current liabilities of discontinued operations held for sale	—	11,426,567	11,426,567	1,539,361	7,828,330	9,367,691
Deferred tax liabilities, net	—	—	—	12,619	—	12,619
Unrecognized tax benefits	—	1,324,226	1,324,226		1,160,012	1,160,012
Total noncurrent liabilities of discontinued operations held for sale	—	1,324,226	1,324,226	12,619	1,160,012	1,172,631

Net assets held for sale	—	1,382,842	1,382,842	289,323	5,306,920	5,596,243

15.	INCOME TAXES

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Current:
Federal	$—	$—
State and local	5,136	49,004
Foreign	—	—
Total current	5,136	49,004
Deferred:
Federal	(174,087)	(20,562)
State and local	(28,580)	(3,376)
Foreign	—	—
Total deferred	(202,667)	(23,938)
Total	$(197,531)	$25,066

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Federal statutory rate	35.00%	35.00%
State and local taxes	5.84	5.12
Foreign rate differential	(0.74)	(2.20)
Change in valuation allowance	(26.20)	(38.03)
Permanent difference for the impairment of goodwill	(12.01)	—
Other	3.15	(1.46)
Total	5.04%	(1.57	) %

The following tables set forth the components of income taxes payable as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Federal	$—	$—
State and local	1,974	26,481
Foreign	—	—
Total	$1,974	$26,481

The following tables set forth the components of deferred income taxes as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Non-current deferred tax liabilities:
Intangible assets	(543,550)	(613,298)
Net operating loss carryforwards	2,879,096	1,720,632
Less: valuation allowance	(2,753,950)	(1,728,405)
Total non-current deferred tax liability	(418,404)	(621,071)
Total deferred tax liability	$(418,404)	$(621,071)

As of December 31, 2013, the Company had federal, state and foreign net operating loss carryforwards aggregating $7,060,771 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2010 through 2013. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.

The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measured the unrecognized tax benefits associated with the tax positions. As of December 31, 2013 and 2012, the Company had additional unrecognized tax benefits of $12,374 and nil, respectively, that mainly related to state and city tax. The unrecognized tax benefit is recorded as non-current liabilities because the related payment is not anticipated within one year of the balance sheet date. The Company classifies interest and/or penalties related to income tax matters in interest expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2013 and 2012 is as follows:

Balance, December 31, 2011	$22,522
Interest and penalties	6,180
Balance, December 31, 2012	28,702
Additions based on tax positions related to 2012	12,374
Interest and penalties	4,261
Balance, December 31, 2013	$45,337

16.	DEBT

Debt was comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

7% Convertible debentures	$150,000	$—
9% Convertible debentures	1,900,000	150,000
Loan discounts	(264,132)	—
Total long term debt	1,785,868	150,000
Less: Current portion	100,000	—
Long term debt	$1,685,868	$150,000

The following table summarizes the issuance of all convertible debentures during the years ended December 31, 2013 and 2012:

Issue Date	Interest Rate	Face Value	Maturity Date	Conversion Rate of Face Value to Common Shares
11/16/2012	9%	50,000	11/16/2015	20.0%
02/11/2013	9%	50,000	02/11/2016	20.0%
08/01/2013	9%	100,000	08/01/2016	20.0%
09/23/2013	9%	50,000	09/23/2016	20.0%
10/22/2013	9%	50,000	10/22/2016	20.0%
11/04/2013	9%	500,000	11/04/2016	20.0%
12/06/2013	7%	50,000	12/06/2016	14.3%
12/16/2013	9%	250,000	12/16/2016	20.0%
12/26/2013	9%	750,000	12/26/2016	20.0%
12/27/2013	7%	50,000	12/27/2016	14.3%
12/27/2013	7%	50,000	12/27/2016	14.3%

On November 16, 2012, the Company completed the private placement of an unsecured, convertible debenture in the amount of $50,000. The debenture carries an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $5.00 per share, or 10,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 8,333 shares of the Company’s common stock if converted during the second or third year following issuance.

During 2013, the Company completed the private placement of seven unsecured, convertible debentures for gross proceeds of $1,750,000 with six different investors. These debentures carry an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $5.00 per share, or 350,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 291,667 shares of the Company’s common stock if converted during the second or third year following issuance.

Additionally in 2013, the Company completed the private placement of three unsecured, convertible debentures for gross proceeds of $150,000 with three different investors. These debentures carry an interest rate of 7% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $7.00 per share, or 21,429 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $9.00 per share, or 16,667 shares of the Company’s common stock if converted during the second or third year following issuance.

The convertible debentures were analyzed at issuance for a beneficial conversion feature and the Company concluded that a beneficial conversion feature exists. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $271,090. This amount was recorded as a debt discount and is amortized to interest expense over the term of the convertible debentures. The debt discount related to beneficial conversion feature was $264,132 and nil as of December 31, 2013 and December 31, 2012, respectively. The related amortization expense was $6,958 and nil for the year ended December 31, 2013 and 2012, respectively. The Company also analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply.

17.	STOCKHOLDERS’ EQUITY

Reverse Stock Split

On October 9, 2012, the Company effectuated a one-for-two reverse split of its preferred and common stock. All references in these consolidated financial statements to the number of preferred shares, common shares or warrants, price per share and weighted average number of common shares outstanding prior to the 1:2 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

Preferred stock

The Company is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. At December 31, 2013 and 2012, no shares of preferred stock were issued or outstanding.

Common stock

The Company is authorized to issue 37,500,000 shares of common stock at a par value of $0.001. At December 31, 2013 and 2012, shares of common stock totaling 17,033,531 and 16,080,815 were issued and outstanding, respectively.

Common Stock Issued in Private Placements

On September 5, 2011, the Company commenced a private offering of 1.5 million shares at $6.00 per share.

In February 2012, the Company amended this offering by reducing the share price from $6.00 to $4.00 per share. Following the February 2012 amendment, the Company accepted subscription agreements from investors and issued 12,500 shares of its common stock for gross proceeds totaling $50,000. The cost of these issuances was $5,000. Additionally, the Company accepted subscription agreements from two of its officers and issued 37,500 shares of its common stock for gross proceeds totaling $150,000. The purchase of these shares is consistent with the terms of the Company’s private placement described above. There was no cost associated with the officer issuances.

On July 1, 2012, the Company modified its offering to include one stock purchase warrant per share of common stock sold. The stock purchase warrants are exercisable at $4.00 per share and expire one year from their date of issuance. Since the July 1, 2012 modification through the date of December 31, 2012, the Company has accepted subscription agreements from investors and issued 575,250 shares of its common stock and 562,750 stock purchase warrants for gross proceeds totaling $2,276,000. The cost of these issuances was $227,600. Using the Black-Scholes model, the Company allocated a relative fair value of $945,872 to these stock purchase warrants.

During the year ended December 31, 2013, the Company accepted subscription agreements from investors and issued 830,250 shares of its common stock and 842,750 stock purchase warrants for gross proceeds totaling $3,321,000. The cost of these issuances was $332,100. The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Using the Black-Scholes model, the Company allocated a relative fair value of $1,139,550 to these stock purchase warrants.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the year ended December 31, 2012, the Company issued 37,395 shares of its common stock in exchange for various services. These issuances were comprised of 10,000 shares valued at $4.00 per share issued in lieu of cash to settle outstanding accounts payable aggregating $40,000; 18,145 shares valued at $72,000 to its independent directors per the terms of their compensation agreements; 5,000 shares valued at $27,000 to an independent contractor per the terms of its distribution agreement; and 4,250 shares valued at $18,400 in promotional activities to attendees of various financing events hosted by the Company.

During the year ended December 31, 2013, the Company issued 28,716 shares of its common stock in exchange for various services. A total number of 14,832 shares valued at $78,000 were issued to three independent directors per the terms of the compensation agreement. In the meantime, 6,620 common shares were issued to four contractors as compensation for their services with a fair value of 34,692. The Company also issued 7,264 shares with a fair value of $38,076 in promotional activities to attendees of various financing events hosted by the Company.

Each share issuance made in exchange for services was valued based upon the trading price of the Company’s common stock on its respective date of award.

Common Stock Issued in the Acquisition of Distribution Rights

On August 27, 2012, the Company entered into a five year distribution agreement with Lightsky located in Shanghai, China whereby it became the exclusive distributor of Lightsky’s LED lighting products in the United States, Canada and Mexico. The Company issued 150,000 shares of its common stock valued at $780,000, or $5.20 per share, which represented the quoted market price on the date of the transaction. The shares are restricted for an eighteen month period following their date of issuance (see Note 9 — Goodwill and Intangible Assets, Net).

Stock Purchase Warrants

The following table reflects all outstanding and exercisable stock purchase warrants for the periods ended December 31, 2012 and December 31, 2013:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2011	—	$—	—
Warrants issued	562,750	4.00	0.71
Warrants exercised	—	—	—
Warrants forfeited	—	—	—
Balance, December 31, 2012	562,750	$4.00	0.71
Warrants issued	842,750	4.00	0.79
Warrants exercised	(93,750)	4.00	—
Warrants forfeited	(481,500)	4.00	—
Balance December 31, 2013	830,250	$4.00	0.80

All stock purchase warrants are exercisable for a period of one year from the date of issuance. The remaining contractual life of the stock purchase warrants outstanding as of December 31, 2013 ranged from 0.10 to 1.0 years.

During the year ended December 31, 2013, the Company issued 93,750 shares of its common stock for gross proceeds totaling $375,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $37,500. No stock purchase warrants were exercised during the year ended December 31, 2012.

The value of the stock purchase warrants was determined using the following Black-Scholes methodology:

	For the Years Ended
	December 31, 2013	December 31, 2012

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.09 – 0.15%	0.16 – 0.21%
Expected volatility (3)	16.69 – 145.28%	111.94 – 152.31%
Expected life (in years)	1.00	1.00
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous one year period ended at each stock purchase warrant contract date.

18.	COMMITMENTS AND CONTINGENCIES

ForceField leases its principal offices in New York at a total annual cost of approximately $6,000.

The Company leases two additional properties. The first is for administrative offices totaling approximately 1,000 square feet located in Escazu, Costa Rica. The lease is for a one year term with monthly gross rents of $2,190. The initial term expires in December 2014. The second is for administrative offices and warehousing totaling 1,228 square feet located in Carlsbad, CA. The lease is for a one year term with monthly gross rents of $1,166. The current term expires in March 2014.

The lease expenses were $22,225 and $12,998 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, future minimum rental payment is $27,588 for 2014.

A claim was made by the Company against TransPacific Energy, Inc. and certain managing shareholders asserting breaches of a Share Exchange Agreement entered on May 10, 2012 by and between the Company and ACME Energy Inc., Apela Holdings, ABH Holdings, and TransPacific Energy, Inc. The claimed breaches were presented to counsel for TransPacific Energy, Inc. and its two primary managing shareholders by letter dated February 13, 2014. By letter dated February 19, 2014, counsel for TransPacific and its two primary managing shareholders denied the breaches and stated their intent to counterclaim for fraud, breach of contract, and other related claims. The Company, TransPacific Energy, Inc., and its two primary managing shareholders have been in settlement discussions and the parties have agreed on the material terms of a settlement. However, a formal settlement agreement has not yet been documented. No amounts have been accrued on the financial statements for any loss contingency because the Company deems the amounts involved to be immaterial.

ForceField entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from five percent (5%) to ten percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval.

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

The Company determined that it has four reportable business segments: Baokai, Wendeng, ORC and LED. The Baokai segment consists of the business of Zibo Baokai Commerce and Trade Co., Ltd., a company based in the Shandong province of China that distributes the trichlorosilane production of Zibo Baoyun Chemical Plant. The Wendeng segment consists of the operations of Wendeng He Xie Silicon Co., Ltd., a company based in the Shandong province of China that directly manufactures and sells trichlorosilane. The ORC segment consists of the operations of TransPacific Energy, Inc., a company based in California and Nevada that designs and installs proprietary modular Organic Rankine Cycle units utilizing patented multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy. The LED segment consists of the business of ForceField Energy USA, Inc. and ForceField Energy S.A. that distributes LED lighting products manufactured in China by Shanghai Lightsky Optoelectronics Technology Co., Ltd. in the major North American markets.

The accounting policies of the reportable segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by segment for purpose of evaluating financial performance.

The assets and liabilities of Baokai and Wendeng were separately reported as “assets and liabilities of discontinued operations held for sale” as of December 31, 2013 and 2012; the results of operations of these two business segments were separately reported as “discontinued operations” for all periods, thus, were not included in the segment results, customer information and geographic information. See Note 14 — Discontinued Operations for additional information.

Segment Results

The following table sets forth operations by segment for the years ended December 31, 2012 and 2011:

	ORC	LED	Corporate	Consolidated

Sales:
2013	$236,672	$106,964	$—	$343,636
2012	$240,238	$—	$—	$240,238
Cost of goods sold:
2013	$210,992	$62,018	$—	$273,010
2012	$240,238	$—	$—	$240,238
Gross margin:
2013	$25,680	$44,946	$—	$70,626
2012	$—	$—	$—	$—
Operating expenses:
2013 (1)	$1,498,639	$536,280	$1,992,517	$4,027,436
2012	$57,950	$148,626	$1,325,312	$1,531,888
Other income (expense):
2013	$203	$4	$40,514	$40,721
2012	$—	$—	$(19,010)	$(19,010)
Provision for income taxes:
2013	$(201,867)	$—	$4,336	$(197,531)
2012	$(23,138)	$—	$48,204	$25,066
Net income (loss):
2013	$(1,270,889)	$(491,330)	$(1,956,339)	$(3,718,558)
2012	$(34,812)	$(148,626)	$(1,392,526)	$(1,575,964)
_______________
(1) 2013 Includes goodwill impairment charge of $1,342,834 to the ORC segment.

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at December 31, 2013 and 2012:

	ORC	LED	Corporate	Consolidated

Total assets:
2013	$1,903,094	$712,806	$3,618,991	$6,234,891
2012	$3,370,300	$769,056	$461,781	$4,601,137

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill by segment at December 31, 2013 and 2012:

	ORC	LED	Corporate	Consolidated

Goodwill:
2013	$—	$—	$—	$—
2012	$1,342,834	$—	$—	$1,342,834
Intangible assets:
2013	$1,437,892	$572,000	$—	$2,009,892
2012	$1,543,425	$728,000	$—	$2,271,425
Property, plant and equipment:
2013	$—	$7,073	$—	$7,073
2012	$—	$—	$—	$—

At December 31, 2013, the Company’s evaluation of goodwill resulted in a total impairment charge of $1,342,834 to its ORC segment.

For the year ended December 31, 2013, amortization expense totaled $261,533; of which $105,533 was attributed to the Company’s ORC segment and $156,000 was attributed to its LED segment. For the year ended December 31, 2012, amortization expense totaled $91,575; of which $39,575 was attributed to the Company’s ORC segment and $52,000 was attributed to its LED segment.

For the years ended December 31, 2013 and 2012, depreciation expense totaled $35 and nil, respectively; of which all was attributed to the Company’s LED segment. For the years ended December 31, 2013 and 2012, capital expenditures totaled $7,143 and nil, respectively; of which all was attributed to the Company’s LED segment.

Customer information

For the year ended December 31, 2013, two customers accounted for 95% of ORC’s revenue at individual concentration levels of 33% and 67%. At December 31, 2013, one customer accounted for approximately 100% of ORC’s accounts receivable.

For the year ended December 31, 2012, two customers accounted for 100% of ORC’s revenue at individual concentration levels of 33% and 67%. At December 31, 2012, one customer accounted for approximately 83% of ORC’s accounts receivable.

Geographic Information

All of the Company’s long-lived assets are located in Costa Rica.

For the year ended December 31, 2013, all of the Company’s sales were located within the United States; with the exception of sales totaling $28,855 from the Company’s LED segment in Costa Rica. For the year ended December 31, 2012, all of the Company’s sales were located within the United States.

20.	SUBSEQUENT EVENTS

On February 2, 2014, ForceField completed a purchase of assets from Catalyst LED’s LLC (“Catalyst”), located in Idaho, for cash consideration totaling $200,000 and 5,000 shares of the Company’s common shares. Catalyst is a provider of customized LED lighting products and solutions and an authorized vendor for a number of leading companies.

On February 19, 2014, ForceField divested its TCS operations and two operating segments by completing a sale of its 60% interest in the TCS production company, Wendeng He Xie Silicon Co., Ltd. (“Wendeng”), to the minority owner of Wendeng, and concluded its TCS distribution operations at Zibo Baokai Commerce and Trade Co., Ltd. (“Baokai”). Upon the closing of the Wendeng transaction, the Company paid $50,000 in cash consideration and received 1,462,097 shares of its restricted common stock, valued at approximately $8.6 million based upon the closing market price on February 19, 2014 of $5.87, for the sale of its 60% equity interest in Wendeng to the minority owner of Wendeng. This common stock was placed in treasury and reduced the Company’s issued and outstanding share count. With the closing of the Baokai transaction the Company concluded its Chinese distribution operations and transferred its 90% equity interest in Baokai to the minority owners of Baokai. Under the terms of its agreement with Baokai the Company paid them $10,000 to indemnify the Company from any present or future obligations or liabilities, which were assumed in totality by the minority owners under the terms of each agreement.

In furtherance of the Company’s focus on its LED operating segment, on March 26, 2014, ForceField announced the signing of a letter of intent (“LOI”) to acquire American Lighting & Distribution ("ALD"), a profitable San Diego, California award-winning, leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many of the major California utility companies. Subject to certain conditions to closing, the Company expects to close the transaction on or before May 1, 2014.

Consideration for the acquisition of ALD will include a combination of cash, stock and a secured promissory note.  In addition, the transaction will include additional performance-based compensation payable only upon ALD achieving agreed revenue and performance milestones over the three years following closing.  In order to secure the exclusive opportunity to purchase ALD by May 1, 2014, the Company made a good-faith payment of $100,000 to ALD, $50,000 of which shall be treated by the parties as an advance on the cash portion of the purchase consideration and the remaining $50,000 shall be non-refundable by the Company under any circumstance and shall not otherwise be credited against any portion of the purchase price.  The closing of the transaction is subject to our obtaining additional working capital financing and other customary closing conditions.

 In January 2014, the Company commenced a private placement of convertible promissory notes, which accrue interest at a rate of 7% annually, mature in three years from issuance, are convertible at option of holder into shares of the Company common stock at a price of $7.00 per share if converted in the first year from issuance, and at $9.00 per share if converted in the second or third year from issuance, and are redeemable by the Company at any time at a 110% of principal and interest purchase price (“Note Offering”). The Note Offering was closed on February 14, 2014. The Company received total proceeds of $50,000 from the Note Offering.

From January 1, 2014 through February 13, 2014, the Company issued 79,000 common shares and 79,000 stock purchase warrants for total gross proceeds of $316,000 related to an existing private equity offering. On February 14, 2014, the board of the Company approved a private offering of up to 110 units at $50,000 per unit or $5,500,000. Each unit is comprised of a maximum number of 12,500 shares of restricted common stock and a number of warrants of which the number of warrant shares cannot exceed the number of common stock issued. As of the date of the report, the Company has issued 70,000 common shares and 70,000 stock purchase warrants for total proceeds of $350,000 related to this equity offering.