Form 10-Q
period 2014-03-31
ForceField Energy Inc.
filed 2014-05-20
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,055,600 common shares as of May 16, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2013

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013

F-4	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,451,146	$3,681,125
Accounts receivable, net	397,446	276,996
Inventory	92,644	28,944
Prepaid expenses and other current assets	357,569	139,229
Current assets of discontinued operations held for sale	—	2,963,527
Total current assets	3,298,805	7,089,821
Property, plant and equipment	21,824	7,073
Goodwill	229,850	—
Intangible assets, net	1,944,508	2,009,892
Other assets	103,769	91,632
Noncurrent assets of discontinued operations held for sale	—	11,170,108
Total assets	$5,598,756	$20,368,526
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$404,308	$379,957
Accrued liabilities	428,407	472,763
Convertible debentures, net-current	100,000	100,000
Income taxes payable	29,878	1,974
Current liabilities of discontinued operations held for sale	—	11,426,567
Total current liabilities	962,593	12,381,261
Convertible debenture, net of loan discount	1,960,542	1,685,868
Deferred tax liabilities, net — non-current	418,404	418,404
Other noncurrent liabilities	45,355	45,337
Noncurrent liabilities of discontinued operations held for sale	—	1,324,226
Total liabilities	3,386,894	15,855,096

Commitments and contingencies	—	—

ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; 17,058,616 and 17,033,531	17,059	17,034
issued and outstanding as of March 31, 2014 and December 31, 2013, respectively
Common stock held in treasury, at cost, 1,462,097 shares and nil held at March 31,2014 and December 31, 2013, respectively	(1,166,071)	—
Additional paid-in capital	16,922,918	16,762,527
Accumulated deficit	(13,693,717)	(12,683,134)
Accumulated other comprehensive income	20,107	416,575
Total ForceField Energy Inc. stockholders' equity	2,100,296	4,513,002
Noncontrolling interests	111,566	428
Total shareholders' equity	2,211,862	4,513,430
Total liabilities and shareholders' equity	$5,598,756	$20,368,526

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2014	2013
Sales	$183,565	$231,954
Cost of goods sold	185,546	219,317
Gross margin	(1,981)	12,637
Operating expenses:
Selling and marketing	34,588	30,254
General and administrative	723,037	354,763
Professional fees	165,281	189,576
Loss from divestment of business	30,001	—
Total operating expenses	952,907	574,503
Loss from continuing operations before other income (expense) and income taxes	(954,888)	(561,866)
Other income (expense)
Interest expense, net	(82,882)	(4,419)
Total other income (expense)	(82,882)	(4,419)
Loss from continuing operations before income taxes	(1,037,770)	(566,285)
Provision for income taxes (benefit)	28,722	(40,313)
Net loss from continuing operations	(1,066,492)	(525,972)
Discontinued operations, net of income taxes	40,631	(238,593)
Net loss	(1,025,861)	(764,565)
Less: Net loss attributable to noncontrolling interests	(15,278)	(116,863)
Net loss attributable to ForceField Energy Inc. common stockholders	$(1,010,583)	$(647,702)
Amounts attributable to ForceField Energy Inc. common stockholders:
Continuing operations, net of income taxes	(1,051,214)	(409,109)
Discontinued operations, net of income taxes	40,631	(238,593)
Net loss attributable to ForceField Energy Inc. common stockholders	$(1,010,583)	$(647,702)
Basic and diluted loss per share
Continuing operations	$(0.06)	$(0.03)
Discontinued operations	$0.00	$(0.01)
Net loss attributable to ForceField Energy Inc. common stockholders	$(0.06)	$(0.04)
Weighted average number of common shares outstanding:
Basic and diluted	16,396,614	16,132,284
Comprehensive loss:
Net loss	$(1,025,861)	$(764,565)
Foreign currency translation adjustment	12,200	13,686
Comprehensive loss	(1,013,661)	(750,879)
Comprehensive loss attributable to noncontrolling interests	(15,278)	(116,863)
Comprehensive loss attributable to Forcefield Energy Inc. common stockholders	$(998,383)	$(634,016)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities of continuing operations:
Net loss	$(1,025,861)	$(764,565)
Net (income) loss from discontinued operations	(40,631)	238,593
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,825	65,383
Loss from divestment of business	(30,001)	—
Amortization of debt discount	24,674	—
Common stock issued in exchange for services	2,955	52,060
Deferred taxes	—	(40,313)
Changes in operating assets and liabilities:
Accounts receivable	(120,762)	224,241
Inventory	(63,699)	—
Prepaid expenses and other current assets	(120,074)	(141,811)
Other assets	(12,137)	—
Accounts payable	74,085	(75,334)
Accrued liabilities	6,043	(8,529)
Income taxes payable and other noncurrent liabilities	27,922	(800)
Net cash used in operating activities – continuing operations	(1,211,661)	(451,075)
Net cash provided by operating activities - discontinued operations	(229,169)	106,095
Net cash used in operating activities	(1,440,830)	(344,980)

Cash flows from investing activities:
Cash consideration for acquisition of business	(200,000)	—
Cash paid on disposal of business	(60,000)	—
Advance for acquisition of business	(100,000)	—
Purchase of property, plant and equipment	(15,685)	—
Net cash used in investing activities – continuing operations	(375,685)	—
Net cash used in investing activities – discontinued operations	(96,467)	(332,658)
Net cash used in investing activities	(472,152)	(332,658)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	306,900
Proceeds from exercise of stock purchase warrants, net of issuance costs	59,400	—
Proceeds from issuance of convertible debentures	300,000	50,000
Repayments of related party payables	—	(50,000)
Net cash provided by financing activities – continuing operations	359,400	306,900
Net cash provided by financing activities – discontinued operations	268,059	—
Net cash provided by financing activities	627,459	306,900

Effect of exchange rates on cash and cash equivalents	(2,220)	623
Net increase in cash and cash equivalents	(1,287,743)	(370,115)
Cash and cash equivalents at beginning of period	3,738,889	994,149
Cash and cash equivalents at end of period	$2,451,146	$624,034

Supplemental disclosure of cash flow information:
Cash paid for interest	$45,216	$481
Cash paid for income taxes	$17,532	$800

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisition of business	$29,850	$—
Discount for beneficial conversion features on convertible debentures	$50,000	$—
Common stock issued to reduce accrued liabilities	$18,000	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2014
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. (“ForceField” or the “Company”) is an international designer, distributor, and licensee of high-efficiency energy products and alternative energy technologies. ForceField is the exclusive North American distributor of light emitting diode (LED) commercial lighting products and fixtures for a premier manufacturer in China; ForceField owns 50.3% of TransPacific Energy, Inc., a U.S. based renewable energy technology provider that uses “waste heat” from various manufacturing and other sources to provide clean electricity; and through the period ended February 19, 2014 was a producer of trichlorosilane (“TCS”) in China. TCS is a chemical primarily used in the production of polysilicon, which is an essential raw material in the production of solar cells for photovoltaic (“PV”) panels that convert sunlight to electricity. This TCS was sold to the marketplace via two operating segments (which ceased operating on February 19, 2014) (1) a 90% owned TCS distribution company, and (2) through the 60% ownership of a TCS plant, both of which are located in China.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited (“SunSi HK”), ForceField Energy USA Inc. (“FNRG USA”), and ForceField Energy SA (“FNRG SA”), formed in March 2013 and located in Costa Rica; the Company’s 50.3% owned subsidiary TransPacific Energy, Inc. (“TPE”); and through the period ended February 19, 2014 SunSi HK's 90% formerly owned subsidiary Zibo Baokai Commerce and Trade Co. Ltd. (“Baokai”);  SunSi HK's 60% formerly owned subsidiary Wendeng He Xie Silicon Industry Co., Ltd. (“Wendeng”). All intercompany accounts and transactions are eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2013 as presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Discontinued Operations

In December 2013, the Company’s Board of Directors authorized ForceField’s management to pursue the sale of its Baokai and Wendeng segments. These segments were each classified as discontinued operations and assets held for sale beginning with the Company’s December 31, 2013 consolidated financial statements. In February 2014, the Company entered into two definitive agreements to sell and transfer its equity interests in Baokai and Wendeng. These transactions each closed on February 19, 2014.

ForceField’s results of operations related to its Baokai and Wendeng segments have been reclassified as discontinued operations on a retrospective basis for all periods presented. See Note 12 — Discontinued Operations for additional information.

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

The Company believes that the following critical accounting policies govern its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Refer to Note 2 — Summary of Significant Accounting Policies in the Company’s audited 2013 consolidated financial statements in Form 10-K for a summary of its significant accounting policies.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Updates through ASU 2014-08 that contain technical corrections to existing guidance or affect specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at March 31, 2014 and December 31, 2013 were comprised of the following:

	March 31, 2014	December 31, 2013

Accounts receivable	$421,000	$262,744
Unbilled receivables, not billable	-	37,806
Allowance for doubtful accounts	(23,554)	(23,554)

Total	$397,446	$276,996

During the year ended December 31, 2013, the Company recorded an allowance for doubtful accounts related to its trade accounts receivable and recorded bad debt expense of $23,554.   No bad debt expense was recorded during the three months ended March 31, 2014.

As of March 31, 2014, two customers accounted for approximately 57% and 39%, respectively, or approximately 96% of total accounts receivable.

As of December 31, 2013, one customer accounted for approximately 86% of total accounts receivable.

5.	INVENTORY

Inventory at March 31, 2014 and December 31, 2013 was comprised of the following:

	March 31, 2014	December 31, 2013

Finished goods	$92,644	$28,944
Total	$92,644	$28,944

At March 31, 2014 and December 31, 2013, the Company did not record any provisions to its allowance for excess or obsolete inventory.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2014 and December 31, 2013 were comprised of the following:

	March 31, 2014	December 31, 2013

Advances to employees	$25,740	$15,755
Advances to suppliers	122,750	66,649
Prepaid listing fees	24,000	—
Advance deposit on acquisition	100,000	—
Insurance premiums	24,336	24,074
Service agreements	16,667	16,000
Other	44,076	16,731

Total	$357,569	$139,229

Advances made to suppliers are for the purchase of LED lighting products that are expected to be shipped within two months of receipt of funds. The advance deposit relates to a deposit on the American Lighting acquisition. See Note 18 — Subsequent Events.

Prepaid expenses and other assets represent prepayments made in the normal course and in which the economic benefit is expected to be realized within twelve months.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2014 and December 31, 2013 were comprised of the following:

	March 31, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Furniture and equipment	$22,290	$(466)	$21,824	$7,108	$(35)	$7,073
Total	$22,290	$(466)	21,824	$7,108	$(35)	$7,073

Depreciation expense for the three months ended March 31, 2014 and 2013 totaled $431 and $ nil, respectively.

8.	BUSINESS COMBINATIONS

ACQUISITION OF CATALYST LED’S LLC

On February 2, 2014, we completed a purchase of LED assets for $200,000 in cash and 5,000 shares of ForceField common stock valued at $5.97 per share for a total of $29,850 in common stock from Idaho-based Catalyst LED’s LLC (“Catalyst”), a provider of customized LED lighting products and solutions, and an authorized vendor for a number of leading companies. In connection with acquisition of Catalyst’s assets, the Company also entered into an employment agreement with the owner of Catalyst, under which agreement, he may achieve commission payments if certain milestones are attained.The transaction was considered as an acquisition of a business and accordingly the acquisition method of accounting has been applied.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and noncontrolling interests including an amount for goodwill:

Consideration:
Cash and cash equivalents	$200,000
Common stock	29,850
Fair value of total consideration transferred	$229,850
Recognized amount of identifiable assets acquired and liabilities assumed:
Total identifiable net assets	$—
Goodwill	$229,850

The purchase consideration, allocated in total to goodwill, is considered preliminary and subject to change upon the completion of a valuation analysis to be performed by the Company's management by June 30, 2014. The final valuation may identify certain intangible assets that would reduce the amount of recorded goodwill.

9.	GOODWILL AND INTANGIBLE ASSETS, NET

The carrying amount of goodwill at March 31, 2014 and December 31, 2013 was comprised of the following:

	March 31, 2014	December 31, 2013

Goodwill Catalyst LED, LLC	$229,850	$-0-

Intangible assets at March 31, 2014 and December 31, 2013 were comprised of the following:

		March 31, 2014			December 31, 2013
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets subject to amortization:
Exclusive distribution rights	5	780,000	(247,000)	533,000	780,000	(208,000)	572,000
Technology	15	1,583,000	(171,492)	1,411,508	1,583,000	(145,108)	1,437,892
Total		$2,363,000	(418,492)	1,944,508	$2,363,000	$(353,108)	$2,009,892

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

Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2014 and 2013 totaled $65,384 for both periods.

Differences may arise in the amount of amortization expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

10.	OTHER ASSETS

Other assets were comprised of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Deferred financing costs, net of accumulated amortization — Debt issue costs	$103,769	$91,632

Deferred financing costs relate to the issuance of the Company’s convertible securities and will be amortized over the term of the convertible debentures.

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable were comprised of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Accounts payable	$404,308	$379,957

Accrued liabilities were comprised of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Board and executive compensation	115,890	139,500
Interest on convertible debentures	58,583	20,917
Finder’s fees	25,000	95,900
Billings in excess of costs and earned income	197,200	197,200
Reserve for estimated losses on contracts in progress	14,868	13,987
Other	16,866	5,259
Total accrued liabilities	$428,407	$472,763

12. DISCONTINUED OPERATIONS

In December 2013, the Board of Directors authorized ForceField’s management to pursue the sale of its equity interests in Baokai and Wendeng. Accordingly, the assets and liabilities of these business segments were separately reported as “assets and liabilities of discontinued operations held for sale” as of December 31, 2013. In February 2014, the Company entered into two definitive agreements to sell and transfer its equity interests in Baokai and Wendeng. Under the terms of the agreement to dispose Wendeng, the Company agreed to pay $50,000 in cash consideration and received 1,462,097 shares of its restricted common stock for the sale of its 60% equity interest in Wendeng to the minority owner of Wendeng. The common stock was placed in treasury and reduced the Company’s issued and outstanding shares count.  Under the terms of the agreement to dispose Baokai, the Company agreed to sell its 90% equity interest in Baokai to the minority shareholders and agreed to pay $10,000 to them to indemnify the Company from any present or future obligations or liabilities.

These transactions were closed on February 19, 2014 and the results of operations of these two business segments, for all periods, were separately reported as “discontinued operations”. The loss on disposal of Baokai and Wendeng totaled $30,001, which was reported as “Loss from divestment of business” for the period ended March 31, 2014.”

In connection with this transaction, ForceField reacquired 1,462,097 shares of its common stock through the disposal of Wendeng. The reacquired common stock is held as treasury stock by the Company. See Note 15 — Stockholders' Equity.

The operating results of the Company’s Baokai and Wendeng segments for the three month periods ended March 31, 2014 and 2013 classified as discontinued operations are summarized below:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Baokai	Wendeng	Total	Baokai	Wendeng	Total

Sales	$—	$1,214,467	$1,214,467	$36,973	$16,218	$53,191
Cost of goods sold	—	1,128,260	1,128,260	36,234	20,316	56,550
Gross margin	—	86,207	86,207	739	(4,098)	(3,359)
Operating expenses	—	45,576	45,576	(95,158)	356,172	261,014
Other income (expense)	—	—	—	—	—	—
Provision for income taxes (benefit)	—	—	—	23,974	(49,754)	25,780
Net income (loss)	$—	$40,631	$40,631	$71,293	$(310,516)	$238,593

13.	INCOME TAXES

As of March 31, 2014, the Company had federal, state and foreign net operating loss carryforwards aggregating approximately $8,000,000 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033.

The tax expense of $28,722 for the period ended March 31, 2014 relates to taxes payable in New York where our corporate headquarters are domiciled and taxes are payable irrespective of whether or not we are generating profits.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740.

14.	DEBT

Debt was comprised of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

7% Convertible debenture	$200,000	$150,000
9% Convertible debenture	2,150,000	1,900,000
Loan discount on convertible debenture	(289,458)	(264,132)
Total debt	2,060,542	1,785,868
Less: Current portion	100,000	100,000
Long term debt	$1,960,542	$1,685,868

The following table provides a summary of all unsecured, convertible debentures as of March 31, 2014 and December 31, 2013:

Issue Date	Interest Rate	Face Value	Maturity Date
10/15/2011	9%	$100,000	10/14/2014
11/16/2012	9%	50,000	11/16/2015
02/11/2013	9%	50,000	02/11/2016
08/01/2013	9%	100,000	08/01/2016
09/23/2013	9%	50,000	09/23/2016
10/22/2013	9%	50,000	10/22/2016
11/04/2013	9%	500,000	11/04/2016
12/06/2013	7%	50,000	12/06/2016
12/16/2013	9%	250,000	12/16/2016
12/26/2013	9%	750,000	12/26/2016
12/27/2013	7%	50,000	12/27/2016
12/27/2013	7%	50,000	12/27/2016
01/13/2014	7%	50,000	01/13/2017
02/11/2014	9%	250,000	02/11/2017
		$2,350,000

On October 15, 2011, the Company completed the private placement of an unsecured convertible debenture in the amount of $100,000. The debenture carries an interest rate of 9% per annum payable semi-annually in cash for a three year with a fixed conversion of $8.00 per share, or 12,500 of the Company's common stock.

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

During the three months ended March 31, 2014, the Company completed the private placement of two unsecured, convertible debentures for gross proceeds of $300,000.  One debenture of $250,000 carries an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $5.00 per share, or 50,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or  41,667 shares of the Company’s common stock if converted during the second or third year following issuance. The other debenture for $50,000 carries an interest rate of 7% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $7.00 per share, or 7,143 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $9.00 per share, or 5,556 shares of the Company’s common stock if converted during the second or third year following issuance.

The convertible debentures were analyzed at issuance for a beneficial conversion feature and the Company concluded that a beneficial conversion feature exists. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $321,090, of which $50,000 was related to the convertible debentures issued during the three-month period ended March 31, 2014. This amount was recorded as a debt discount and is amortized to interest expense over the term of the convertible debentures. The debt discount related to beneficial conversion feature was $289,458 and $264,132 as of March 31, 2014 and December 31, 2013, respectively. The related amortization expense was $24,674 and $6,958 for the periods ended March 31, 2014 and December 31, 2013, respectively. The Company also analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply.

15.	STOCKHOLDERS’ EQUITY

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either March 31, 2014 or December 31, 2013.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 17,058,616 and 17,033,531 shares of common stock issued and outstanding as of March 31, 2014 and December 31, 2013, respectively. ForceField reacquired 1,462,097 shares of its common stock through the disposal of Wendeng. The reacquired common stock is held as treasury stock by the Company. See Note 12 — Discontinued Operations.

Common Stock Issued in Private Placements

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

During the three-month period ended March 31, 2014, the Company did not receive any subscription agreements from investors.

Common Stock Issued in Exchange for Services

During the three month period ended March 31, 2014, the Company issued 525 shares of its common stock valued at $2,955 for promotional activities. Additionally, the Company issued 3,060 shares of its common stock valued at $18,000 to its three independent directors in accordance with their board compensation accrued for the last quarter ended December 31, 2013. Each of these share issuances were valued based upon the closing trading share price of the Company’s common stock on their respective dates of award.

Common Stock Issued in the Acquisition of a Business

In connection with the acquisition of the assets of Catalyst LED's LLC the Company issued 5,000 shares of restricted common stock valued at $5.97 per share or $29,850 in value.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended March 31, 2014 and December 31, 2013. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, December 31, 2013	830,250	$4.00	0.80
Warrants issued	—
Warrants exercised	(16,500)	$4.00
Warrants expired	(68,750)	—
Balance March 31, 2014	745,000	$4.00	0.62

The remaining contractual life of the warrants outstanding as of March 31, 2014 ranges from 0.19 to 0.75 years.

During the three month period end March 31, 2014, the Company issued 16,500 shares of its common stock for gross proceeds totaling $66,000 following the exercies of an equal amount of stock purchase warrants. The cost of these issuances was $6,600. During the year ended December 31, 2013, the Company issued 93,750 shares of common stock for gross proceeds totaling $375,000 following the exercise of 93,750 shares of stock purchase warrants. The cost of issuance was $37,500.

16.	COMMITMENTS AND CONTINGENCIES

A claim was made by the Company against TransPacific Energy, Inc. and certain managing shareholders asserting breaches of a Share Exchange Agreement entered on May 10, 2012 by and between the Company and ACME Energy Inc., Apela Holdings, ABH Holdings, and TransPacific Energy, Inc. The claimed breaches were presented to counsel for TransPacific Energy, Inc. and its two primary managing shareholders by letter dated February 13, 2014. By letter dated February 19, 2014, counsel for TransPacific and its two primary managing shareholders denied the breaches and stated their intent to counterclaim for fraud, breach of contract, and other related claims. The Company, TransPacific Energy, Inc., and its two primary managing shareholders had reached tentative agreement to resolve matters in dispute and the parties were in the process of negotiating a binding term sheet to document same.

On April 28, 2014, TransPacific Energy Inc. (“TPE”), Karen Kahn, Alexander Goldberg, John Howard, Audrey Boston, Anne Howard, ACME Energy, Inc., and Samuel Sami (collectively, the “Plaintiffs”) filed a lawsuit against ForceField Energy, Inc. The lawsuit claims various breaches by FNRG of the Share Exchange Agreement dated May 10, 2012 between FNRG, ACME Energy, Inc., Apela Holdings, and ABH Holdings, which lawsuit seeks unspecified damages in excess of $25,000. FNRG disputes all of these allegations by Plaintiffs and intends to vigorously defend against them and to also assert its own claims in response at the appropriate time and in the appropriate venue.  The lawsuit is pending before the Superior Court of the State of California for the County of San Diego.   No amounts have been accrued on the financial statements for any loss contingency because the Company deems the claims to be without merit and the amounts involved indeterminable.

ForceField has entered into a number of engagement agreements for advisory and consulting services on a non-exclusive basis to obtain new equity capital and debt financing. In the event that the Company receives new capital proceeds from a source identified by one of the consultants, then such consultant will receive a finders or referral fee of up to ten percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval.

17.	SEGMENT INFORMATION

As a result of the acquisition of its equity interest in TPE and exclusive distribution rights for Lightsky LED lighting products, the Company reassessed its requirement for segment reporting based on the operating and reporting structure of the combined company.

The Company utilized several criteria, including (i) the Companys organizational structure, (ii) the manner in which the Companys operations are managed, (iii) the criteria used by the Companys Chief Executive Officer, the Chief Operating Decision Maker (CODM), to evaluate segment performance and (iv) the availability of separate financial information, as a basis to identify its operating segments.

As of December 31, 2013, the Company determined that it had four reportable business segments: Baokai, Wendeng, ORC and LED.

The Baokai segment consists of the business of Zibo Baokai Commerce and Trade Co., Ltd., a company based in the Shandong province of China that distributes the trichlorosilane production of Zibo Baoyun Chemical Plant. The Wendeng segment consists of the operations of Wendeng He Xie Silicon Industry Co., Ltd., a company based in the Shandong province of China that directly manufactures and sells trichlorosilane. On February 19, 2014 concurrent with the sale of Wendeng and Baokai, these segments ceased to operate. After this date, the Company has two reportable business segments.

The assets and liabilities of Baokai and Wendeng were separately reported as assets and liabilities of discontinued operations held for sale as of December 31, 2013 and the results of operations of these two business segments were separately reported as discontinued operations for the three months ended March 31, 2014 and 2013, thus, were not included in the segment results, customer information and geographic information. See Note 12 — Discontinued Operations for additional information.

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

 Segment Results

The following table sets forth operations by segment for the three months ended March 31, 2014 and 2013:

	ORC	LED	Corporate	Consolidated

Sales:
2014	$110	$183,455	$—	$183,565
2013	$208,355	$23,599	$—	$231,954
Cost of goods sold:
2014	$110	$185,436	$—	$185,546
2013	$203,055	$16,262	$—	$219,317
Gross margin:
2014	$—	$(1,981)	$—	$(1,981)
2013	$5,300	$7,337	$—	$12,637
Operating expenses:
2014	$63,466	$194,302	$695,139	$952,907
2013	$37,500	$114,867	$422,136	$574,503
Other income (expense):
2014	$20	$25	$(82,927)	$(82,882)
2013	$57	$—	$(4,476)	$(4,419)
Provision for income taxes:
2014	$—	$—	$28,722	$28,722
2013	$—	$—	$(40,313)	$(40,313)
Net income (loss):
2014	$(63,446)	$(196,258)	$(806,788)	$(1,066,942)
2013	$(932,143)	$(107,530)	$(386,299)	$(525,972)

_______________

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Total Assets

The following table sets forth the total assets by segment at March 31, 2014 and December 31, 2013:

	ORC	LED	Corporate	Consolidated

Total assets:
2014	$1,796,356	$87,907	$3,714,493	$5,598,756
2013	$1,903,094	$712,806	$461,781	$4,601,137

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill and intangible and long-lived assets by segment at March 31, 2014 and December 31, 2013:

	ORC	LED	Corporate	Consolidated

Intangible assets:
2014	$1,411,508	$—	$533,000	$1,944,508
2013	$1,437,892	$572,000	$—	$2,009,892
Goodwill by segment
2014	$—	$—	$229,850	$229,850
2013	$0	$—	$—	$0
Property, plant and equipment:
2014	$—	$8,137	$13,687	$21,824
2013	$—	$7,073	$—	$7,073

Customer Concentration and Credit Risk

For the three — month period ended March 31, 2014, ORC sales were immaterial. In the LED segment one customer accounted for approximately 70% of LED revenue and consolidated Company revenue.

As of March 31, 2014, two customers accounted for approximately 57% and 39%, respectively, of approximately 96% of total accounts receivable.

Geographic Information

During the three months ended March 31, 2014, all of the Company’s sales for its LED and ORC segments were in the United States with the exception of $1,586 in LED revenue in Costa Rica.  For the three — month period ended March 31, 2013, all of the Company’s sales were in the United States.

18.	SUBSEQUENT EVENTS

On April 25, 2014, the Company completed the acquisition of American Lighting & Distribution (“American Lighting” or “ALD”). Based in San Diego, California, American Lighting is a leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many major California utilities. ALD reported unaudited revenues of approximately $7.0 million in 2013.

Under the terms of the purchase agreement, ForceField paid $2.5 million in cash, issued $1.5 million of its restricted  common stock and $1.0 million in 5% senior secured notes for all of the outstanding equity of ALD; or total purchase consideration of  approximately $5,000,000. The 289,529 restricted shares of ForceField Energy’s common stock issued are subject to an initial twelve month lock-up period and are then released in equal monthly installments over the following six months.

The Sellers are also entitled to post- closing payments to excess working capital on ALD’s closing balance sheet of up to $1,200,000 in cash collected from accounts receivables carried on ALD’s Balance Sheet, as of the Closing Date, subject to certain adjustment, are due and payable from time to time on and after the Closing Date upon collection of such receivables. At the closing date, ALD’s unaudited balance sheet reflected approximately $2.1 million in working capital, which was comprised of cash, accounts receivable and inventory, less accounts payable, accrued liabilities and other liabilities.

Additionally, the American Lighting equity holders will have the opportunity for contingent, earn-out payments of up to $2.0 million if certain increased ALD revenue and EBITDA thresholds over the three-year period post-closing, are achieved. The earn-out payments, if made, shall be equally allocated between cash and restricted common stock.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; an increasingly competitive business environment; changing regulatory conditions or requirements;; changing alternative energy technologies; our ability to generate revenues from ORC units and LED lighting sales; entering into definitive agreements on LED trials currently in process, obtaining financing for ORC and LED installations; the acceptance of the lighting market to LED technology; the price of electricity in various jurisdictions worldwide; our successful management of outside contractors; the market acceptance of the ORC technology; and our ability to integrate the ALD acquisition in the Company  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information concerning our business, including other factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

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

In the United States we are marketing Lightskys products through our wholly-owned subsidiary ForceField USA, which was incorporated in 2012. Throughout the rest of the world we are marketing our products through the ForceField name.

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

On February 2, 2014, we completed a purchase of LED assets for $200,000 in cash from Idaho-based Catalyst LED’s LLC (“Catalyst”), a provider of customized LED lighting products and solutions, and an authorized vendor for a number of leading companies.

On April 25, 2014 the Company completed the acquisition of American Lighting & Distribution (“American Lighting” or “ALD”). Based in San Diego, California, American Lighting is a leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many major California utilities. ALD reported unaudited revenues of approximately $7.0 million in 2013.

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

Prior to our acquisition of TPE in August 2012, TPE entered into two separate agreements with a large steel company in California (1 unit) and an aerospace company in Dallas (1 unit) to sell them ORC units. The Dallas unit is in the process of being built and will be the first ORC unit that will operate with our proprietary TPE fluids.  The California project is on hold indefinitely. The Dallas unit will generate a breakeven gross margin for us because the cost of these ORC units includes very substantial one-time initial R&D and engineering work of approximately $400,000. These R&D expenses and engineering work can be leveraged and will reduce the cost of future ORC units. These costs were borne by TPE prior to our acquisition of them and do not impact our profitability.

We believe that are ORC projects in the United States and internationally where we can install and implement our ORC technology and generate revenue, however, there can be no assurances we will be successful in obtaining such agreements or that we will be able to raise funding for the purchase of the units.

RESULTS OF OPERATIONS

The following table sets forth operations by segment for the three months ended March 31, 2014 and 2013:

	ORC	LED	Corporate	Consolidated

Sales:
2014	$110	$183,455	$—	$183,565
2013	$208,355	$23,599	$—	$231,954
Cost of goods sold:
2014	$110	$185,436	$—	$185,546
2013	$203,055	$16,262	$—	$219,317
Gross margin:
2014	$—	$(1,981)	$—	$(1,981)
2013	$5,300	$7,337	$—	$12,637
Operating expenses:
2014	$63,466	$196,283	$665,138	$924,877
2013	$37,500	$114,867	$422,136	$574,503
Other income (expense):
2014	$20	$25	$(112,928)	$(82,882)
2013	$57	$—	$(4,476)	$(4,419)
Provision for income taxes:
2014	$—	$—	$28,722	$28,722
2013	$—	$—	$(40,313)	$(40,313)
Net income (loss):
2014	$(63,446)	$(196,258)	$(806,788)	$(1,066,942)
2013	$932,143)	$(107,530)	$(386,299)	$(525,972)

Revenue

Sales for the three months ended March 31, 2014 totaled $183,565 compared to $231,594 for the same period ended March 31, 2013. The decrease in revenue in 2014 compared to 2013 is attributable to a decline in revenues from $208,355 to $110 in our ORC segment offset by an increase in revenues, from $23,599 to $ 183,455 in our LED segment.  The commercialization of our ORC technology has taken longer than anticipated. Due to the long lead times to initiate ORC projects we do not anticipate generating significant revenues from the ORC segment in 2014.  Our LED segment is beginning to gain traction. Additionally we completed the acquisition of ALD on April 25, 2014. Going forward we will begin to consolidate their revenue in the LED segment.  Based on current activity at ALD we anticipate generating approximately $1.5 million in LED revenue from our LED segment during the second quarter ending June 30, 2014, although there can be no assurances.

Gross Margin

Gross margin for the three months ended March 31, 2014 was $(1,981) compared to $ 12,637 for the three months ended March 31, 2013. Gross margin percentage for the three months ended March 31, 2014 was negative (1.1%) compared to 5.5 % for the three months ended March 31, 2013. Due to the low amount of revenues in each of our operating segments as well as numerous no cost trials in our LED division that are underway, we believe the low gross margin is not indicative of the future gross margins we expect we can generate as revenues increase in future periods. We anticipate that beginning in the second quarter ending June 30, 2014 our sustainable margins in the LED segment will be in excess of 30%; although there can be no assurances

Selling and Marketing Expenses

Selling and marketing expenses totaled $34,588 for the three months ended March 31, 2014, a slight increase compared to $30,254 for the three months ended March 31, 2013. We anticipate that our selling and marketing expenses will increase in the immediate future due to the acquisition of ALD.

General and Administrative Expenses

General and administrative expenses totaled $723,037 for the three months ended March 31, 2014, compared to $354,673 for the three months ended March 31, 2013.

The primary components of our general and administrative expenses include salaries and benefits, facility costs and maintenance, investor relations activities and various administrative and office expenses. The material increase in general and administrative expenses is attributable to public company expenses, additional build-up of infrastructure including additional personnel and facilities cost in anticipation of our growth plans; and an increase in the salaries of our three officers of approximately $300,000 in the aggregate on an annualized basis, to a level commensurate with their duties for a listed public company.

Professional Fees

Professional fees totaled $165,281 for the three months ended March 31, 2014, compared to $189,576 for the three months ended March 31, 2013. Professional fees consist of legal, accounting and other consulting or service provider fees. Most of our professional services are attributable to our status as a publicly traded company. The decrease in professional fees for the quarter ended March 31, 2014 is not indicative of the a permanent decrease on an annualized level

Provision for Income Taxes (Benefit)

We recorded an income tax expense of $28,722 for the three months ended March 31, 2014, compared to a benefit of $(40,313) for the three months ended March 31, 2013.  The tax expense in 2014 relates to taxes payable in New York where our corporate headquarters are domiciled and taxes are payable irrespective of whether or not we are generating profits.

As of March 31, 2014, we had federal, state and foreign net operating loss carryforwards aggregating to approximately $8,000,000 that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033.

Net loss Attributable to ForceField's  Shareholders

For the three months ended March 31, 2014, we incurred a net loss from continuing operations of ($1,051,214) or $(0.06) per share, compared to a net loss of $(409,109) or $(0.03) per share for the three months ended March 31, 2013.  The increase in net loss is attributable to increased administrative expenses and an increase in our interest expense related to the issuance convertible debentures.

The weighted average number of basic and fully diluted shares outstanding for the three months ended March 31, 2014 was 16,396,614 compared to 16,132,284 for the three months ended March 31, 2013. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended March 31, 2014 and 2013, since their inclusion would be anti-dilutive due to our net loss per share. We reacquired 1,462,097 shares of its common stock through the disposal of Wendeng. The reacquired common stock is held as treasury stock on our balance sheet. See Note 12. Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had cash on hand of $2,451,146. Of this amount, $2,248,225 was on deposit with institutions located in the United States and $46,133 in China. We used a substantial portion of our cash on hand to purchase ALD in April 2014. We believe our current cash position and ability to raise funds through the sale of new equity and convertible notes, coupled with the revenue potential of our newly acquired ALD business and our existing Led business, will be sufficient to fund our U.S. activities for the next twelve months. Furthermore, we expect to generate positive cash flow over the next twelve months which will supplement our cash position.

At March 31, 2014, we had a working capital surplus of $2,336,212.  We used a substantial portion of this surplus to purchase ALD in April 2014

Net cash used in operating activities from continuing operations was $1,211,661 for the three months ended March 31, 2014, compared to net cash used in operating activities of $451,075 for the three months ended March 31, 2013. The material increase in net cash used during 2014 as compared to 2013 is primarily attributable to an increase in our net loss to $1,066,492 compared to a net loss of $525,972 in the same period in 2013, as well a significant decrease in net operating assets and liabilities of $226,624 compared to 2,233 in the same period in 2013

Net cash used in investing activities from continuing operations increased to $375,685 for the three months ended March 31, 2014 compared to $-0- for the same three month period in 2013 due to the cash purchase portion of the assets of Catalyst of $200,000, cash paid of $100,000 towards the acquisition of American Lighting, and the cash paid of $60,000 in the disposal of the TCS operating segment in discontinued operations as well as increase in the purchase of property, plant and equipment of $15,685.

Net cash provided by financing activities was $359,400 for the three months ended March 31, 2014, compared to $306,900 for the three months ended March 31, 2013. During the period ended March 31, 2014 we received $59,400 in net proceed from the exercise of warrants and $300,000 in proceeds from convertible notes compared to $306,900 from issuance of common stock in the same period in 2013.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our audited 2013 consolidated financial statements in Form 10-K for a summary of our significant accounting policies.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, there were no off balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On April 28, 2014, TransPacific Energy Inc. (“TPE”), Karen Kahn, Alexander Goldberg, John Howard, Audrey Boston, Anne Howard, ACME Energy, Inc., and Samuel Sami (collectively, the “Plaintiffs”) filed a lawsuit against ForceField Energy, Inc. (“FNRG”). The lawsuit is captioned TransPacific Energy, Inc. et al. v. ForceField Energy, Inc., Case No. 37-2014-00013110-CU-BC-CTL (Cal. Super. Ct. filed April 28, 2014) and is pending before the Superior Court of the State of California for the County of San Diego.

The lawsuit was filed after the parties had reached tentative agreement to resolve all matters in dispute and while the parties were in the process of negotiating a binding term sheet to document same.  The lawsuit claims various breaches by FNRG of the Share Exchange Agreement dated May 10, 2012 between FNRG, ACME Energy, Inc., Apela Holdings, and ABH Holdings, which lawsuit seeks unspecified damages in excess of $25,000. FNRG disputes all of these allegations by Plaintiffs, contends they lack basis in fact or law, and intends to vigorously defend against them and to also assert its own claims in response at the appropriate time and in the appropriate venue.

ITEM 1A.  RISK FACTORS

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014. There were no material changes during the period of this report from such risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the period ended March 31, 2014

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

FORCEFIELD ENERGY INC.

May 20, 2014	By:	/s/ David Natan
David Natan
Chief Executive Officer

May 20, 2014	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer