Form 10-Q
period 2014-06-30
ForceField Energy Inc.
filed 2014-08-19
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 001-36133

ForceField Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 39th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

212-672-1786
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,241,230 common shares as of August 11, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013

F-2
Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Period from April 26 through June 30, 2014 (Successor), the Period from April 1 through April 25, 2014, the Period from January 1, 2014 through April 25, 2014 and for the Three and Six Months Ended June 30, 2014 and 2013 (Predecessor)

F-4	Unaudited Statements of Changes in Stockholders’ Equity for the Period from January 1, 2014 through April 25, 2014 (Predecessor) and for the Period from April 26 through June 30, 2014 (Successor)

F-6
Interim Unaudited Consolidated Statements of Cash Flows for the Period from April 26 through June 30, 2014 (Successor), the Period from January 1 through April 25, 2014 and for the Six Months Ended June 30, 2014 and 2013 (Predecessor)

F-7	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets

	Successor	Predecessor
	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$225,005	$339,011
Accounts receivable, net	2,203,875	2,955,758
Inventory, net	756,712	212,789
Prepaid expenses and other current assets	209,763	73,611
Deferred tax assets, net	91,654	91,654
Total current assets	3,487,009	3,672,823
Accounts receivable, net -- noncurrent	—	4,921
Property and equipment, net	32,900	11,636
Goodwill	5,722,804	—
Intangible assets, net	1,879,125	—
Deferred tax assets, net -- noncurrent	766,137	766,137
Other assets	94,793	—
Total assets	$11,982,768	$4,455,517

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$1,228,115	$713,824
Accrued liabilities	606,551	281,013
Convertible debentures, net — current	100,000	—
Purchase consideration payable — working capital adjustment	1,062,303	—
Senior, secured promissory notes	1,000,000	—
Related party payable	75,000	—
Income taxes payable	33,975	9,018
Total current liabilities	4,105,944	1,003,855
Convertible debentures, net of loan discounts	1,987,299	—
Contingent purchase consideration	2,000,000	—
Mandatorily redeemable preferred stock	—	1,209,891
Deferred tax liabilities, net — noncurrent	418,404	—
Other noncurrent liabilities	45,355	—
Total liabilities	8,557,002	2,213,746

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares
issued and outstanding	—	—
Common stock, Class A, $0.001 par value. 1,500,000 shares authorized; 949,373 shares
issued and outstanding as of December 31, 2013	—	949
Common stock, Class B, $0.001 par value. 500,000 shares authorized; 303,030 shares
issued and outstanding as of December 31, 2013	—	303
Common stock, $0.001 par value. 37,500,000 shares authorized; 17,558,169 shares
Issued and outstanding as of June 30, 2014	17,558	—
Common stock held in treasury, at cost, 1,462,097 shares held at June 30, 2014	(1,166,071)	—
Additional paid-in capital	19,511,005	791,837
Accumulated earnings (deficit)	(15,030,567)	1,448,682
Accumulated other comprehensive income	12,448	—
Total ForceField Energy Inc. stockholders' equity	3,344,373	2,241,771
Noncontrolling interests	81,393	—
Total equity	3,425,766	2,241,771
Total liabilities and equity	$11,982,768	$4,455,517

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor	Predecessor
	Period from April 26 through June 30,	Period from April 1 through April 25	Three Months Ended June 30,
	2014	2014	2013

Sales	$992,941	$300,209	$829,321
Cost of goods sold	723,448	254,612	566,656
Gross margin	269,493	45,597	262,665
Operating expenses:
Depreciation and amortization	46,155	813	2,529
Selling and marketing	120,101	38,656	115,036
General and administrative	647,545	135,547	345,899
Professional fees	313,232	37,072	18,000
Total operating expenses	1,127,033	212,088	481,464
Loss from operations	(857,540)	(166,491)	(218,799)
Other income (expense):
Interest expense, net	(61,375)	510	1,216
Total other income (expense)	(61,375)	510	1,216
Loss before income taxes	(918,915)	(165,981)	(217,583)
Provision for income taxes (benefit)	—	—	(136,824)
Net loss	(918,915	(165,981)	(80,759)
Less: Accretion of preferred stock	—	6,856	33,846
Less: Net loss attributable to noncontrolling interests	(16,619)	—	—
Net loss attributable to ForceField Energy Inc. common stockholders	$(902,296)	$(172,837)	$(114,605)

Basic and diluted loss per share attributable to ForceField Energy Inc. common stockholders	$(0.06)	$(0.14)	$(0.09)

Weighted-average number of common shares outstanding:
Basic and diluted	16,071,282	1,252,403	1,252,403

Comprehensive loss:
Net loss	$(918,915)	$(165,981)	$(80,759)
Foreign currency translation adjustment	(7,850)	—	—
Comprehensive loss	(926,765)	(165,981)	(80,759)
Comprehensive loss attributable to noncontrolling interests	(16,619)	—	—
Comprehensive loss attributable to ForceField Energy Inc. common stockholders	$(910,146)	$(165,981)	$(80,759)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor	Predecessor
	Period from April 26 through June 30,	Period from January 1 through April 25	Six Months Ended June 30,
	2014	2014	2013

Sales	$992,941	$1,604,369	$3,099,803
Cost of goods sold	723,448	1,130,248	1,714,334
Gross margin	269,493	474,121	1,385,469
Operating expenses:
Depreciation and amortization	46,155	3,334	5,078
Selling and marketing	120,101	193,148	280,828
General and administrative	647,545	486,970	740,187
Professional fees	313,232	37,317	19,865
Total operating expenses	1,127,033	720,769	1,045,958
Income (loss) from operations	(857,540)	(246,648)	339,511
Other income (expense):
Interest expense, net	(61,375)	2,182	2,326
Total other income (expense)	(61,375)	2,182	2,326
Income (loss) before income taxes	(918,915)	(244,466)	341,837
Provision for income taxes (benefit)	—	800	134,134
Net income (loss)	(918,915)	(245,266)	207,703
Less: Accretion of preferred stock	—	31,054	92,455
Less: Net loss attributable to noncontrolling interests	(16,619)	—	—
Net income (loss) attributable to ForceField Energy Inc. common stockholders	$(902,296)	$(276,320)	$115,248

Basic and diluted earnings (loss) per share attributable to ForceField Energy Inc. common stockholders	$(0.06)	$(0.22)	$0.09

Weighted-average number of common shares outstanding:
Basic and diluted	16,071,282	1,252,403	1,252,403

Comprehensive loss:
Net income (loss)	$(918,915)	$(245,266)	$207,703
Foreign currency translation adjustment	(7,850)	—	—
Comprehensive income (loss)	(926,765)	(245,266)	207,703
Comprehensive loss attributable to noncontrolling interests	(16,619)	—	—
Comprehensive income (loss) attributable to ForceField Energy Inc. common stockholders	$(910,146)	$(245,266)	$207,703

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Statements of Changes in Stockholders' Equity (Predecessor)
(Unaudited)

	Common Stock, Class A		Common Stock, Class B		Additional Paid-in	Retained	Total
	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2013	949,373	949	303,030	303	791,837	1,448,682	$2,241,771

Accretion of preferred stock	—	—	—	—	—	(31,054)	(31,054)

Net loss	—	—	—	—	—	(245,266)	(245,266)

Balance, April 25, 2014	949,373	$949	303,030	$303	$791,837	$1,172,362	$1,965,451

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statement of Stockholders' Equity (Successor)
(Unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Capital Shares	Value	Stock	Capital	Earnings	Income	Equity	Interests	Equity

Balance, April 26, 2014	—	—	17,234,418	17,234	(1,166,071)	17,709,543	(14,128,271)	20,298	2,452,733	98,012	$2,550,745

Net loss	—	—	—	—	—	—	(902,296)	—	(902,296)	(16,619)	(918,915)

Change in foreign currency translation	—	—	—	—	—	—	—	(7,850)	(7,850)	—	(7,850)

Issuance of common stock in connection with sales made under private offerings	—	—	32,222	32	—	149,968	—	—	150,000	—	150,000

Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	—	(15,000)	—	—	(15,000)	—	(15,000)

Issuance of common stock in exchange for consulting, professional and other services	—	—	2,000	2	—	10,678	—	—	10,680	—	10,680

Issuance of common stock in connection with the acquisition of a business	—	—	289,529	290	—	1,655,816	—	—	1,656,106	—	1,656,106

Balance, June 30, 2014	—	$—	17,558,169	$17,558	(1,166,071)	$19,511,005	$(15,030,567)	$12,448	$3,344,373	$81,393	$3,425,766

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Period from April 26 through June 30,	Period from January 1 through April 25	Six Months Ended June 30,
	2014	2014	2013

Cash flows from operating activities of continuing operations:
Net income (loss)	$(918,915)	$(245,266)	$207,703
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	46,155	3,334	5,078
Amortization of debt discount	17,838	—	—
Provision for doubtful accounts	6,430	(32,967)	(125,138)
Common stock issued in exchange for services	10,680	—	—
Changes in operating assets and liabilities:
Accounts receivable	(114,815)	1,285,233	3,877,864
Inventory	(354,994)	9,307	71,264
Prepaid expenses and other current assets	105,914	(51,216)	(33,813)
Other assets	5,921	—	—
Accounts payable	520,623	(487,915)	(575,164)
Accrued liabilities	(297,536)	(120,270)	(457,963)
Income taxes payable and other noncurrent liabilities	4,097	(5,571)	(3,621)
Net cash provided by (used in) operating activities	(968,602)	354,669	2,966,210

Cash flows from investing activities:
Cash consideration for acquisition of business, net of cash acquired	(2,359,313)	—	—
Purchase of fixed assets	(838)	(2,768)	(3,688)
Net cash used in investing activities	(2,360,151)	(2,768)	(3,688)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	135,000	—	—
Proceeds from loans payable	75,000	—	—
Dividend and redemption payments on preferred stock	—	(283,000)	(2,050,000)
Net cash provided by (used in) financing activities	210,000	(283,000)	(2,050,000)

Effect of exchange rates on cash and cash equivalents	(1,917)	—	—
Net increase (decrease) in cash and cash equivalents	(3,120,670)	68,901	912,522
Cash and cash equivalents at beginning of period	3,345,675	339,011	216,729
Cash and cash equivalents at end of period	$225,005	$407,912	$1,129,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,597	$2,187	$104
Cash paid for income taxes	$—	$6,371	$351,069

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$1,656,106	$—	$—
Debt issued related to acquisition of business	$1,000,000	$—	$—
Working capital adjustment payable related to acquisition of business	$1,329,528	$—	$—
Contingent purchase consideration	$2,000,000	$—	$—
Accretion of preferred stock	$—	$31,054	$92,455

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 2014
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. (“ForceField” or the “Company”) and its subsidiaries collectively form an international organization that offers products and solutions which promote improved energy efficiency and sustainable energy technology. ForceField is a distributor for various light emitting diode (“LED”) and energy efficient lighting product manufacturers. Through its wholly-owned subsidiaries 17th Street ALD Management Corp (“American Lighting” or “ALD”), based in San Diego, California, and ForceField Energy SA (“FFE SA”), based in San Jose, Costa Rica, the Company has completed commercial lighting installations for varying organizations and facilities spanning numerous industries. Furthermore, through its 50.3% owned subsidiary TransPacific Energy, Inc. (“TPE”), based in Carlsbad, California, the Company is a licensee of renewable energy technology that utilizes modular recovery systems to convert waste heat generated from manufacturing and other sources into clean electricity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisition of American Lighting

On April 25, 2014, the Company acquired American Lighting, a leading energy-efficient, commercial lighting specialist based, in San Diego, California (see Note 6 – Business Combinations).

Predecessor and Successor Reporting

The ALD transaction was accounted for under purchase accounting. ALD is deemed the Predecessor and ForceField is the Successor for the purpose of financial reporting under the rules of the Securities and Exchange Commission (“SEC”). The assets and liabilities of ALD were provisionally recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction have been reflected in the books of ForceField, resulting in assets and liabilities of the Company being recorded at fair value at April 25, 2014. Therefore the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of a different basis of accounting between the periods presented.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited (“SSE HK”), ForceField Energy USA Inc. (“FFE USA”), FFE SA, and American Lighting.; and its 50.3% owned subsidiary TPE. Predecessor balances and results of operations for the current year period were effective through April 30, 2014 as the impact of transactions from April 26, 2014 through April 30, 2014 were not material. All intercompany accounts and transactions are eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2013 as presented in the Company’s Annual Report on Form 10-K filed on April 15, 2014 with the Securities and Exchange Commission and with the audited financial statements for American Lighting as of December 31, 2013 as presented in Exhibit 99.1 on the Company’s Form 8-K/A filed on July 11, 2014 with the Securities and Exchange Commission.

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

Revenue recognition

The Company recognizes revenue from both direct customer sales and rebates from utility companies.  Revenue is recognized once the Company has established that (i) there is evidence of an arrangement; (ii) delivery has occurred and the performance obligation is substantially complete; (iii) the fee is fixed or determinable; and (iv) collection is probable, which typically occurs at the completion of each energy-efficient lighting retrofit. The Company also recognizes revenues on rebates from utilities upon completion of each energy-efficient lighting retrofit. Certain utility rebate revenue is subject to refund rights in case specified energy savings are not met. The Company assesses each retrofit subject to refund rights to determine if the projected energy savings are likely to be met. As of June 30, 2014 and December 31, 2013, there were no retrofit jobs subject to this refund right which were not expected to meet the specified energy savings.

The utilities providing the retrofit rebate, at their discretion, can audit the Company's customer installations prior to payment. These audits often result in "sales adjustments" to the rebate, which are netted against revenues. In 2014 and 2013, a reserve for sales adjustments was recorded based on current year sales and historical adjustment amounts and are reflected in accounts receivable and revenue.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

Accounts receivable

Accounts receivable balances consist of amounts due from customers and are recorded net of allowances for doubtful accounts, a reserve for sales adjustments and deferred payment plan discounts.

For amounts due from direct customers, the Company has a non-interest-bearing payment plan for accounts receivable under which customers make installment payments of equal amounts over predetermined terms, usually a two-year period. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, Receivables, the Company estimates the present value of the payment plan for accounts receivable using imputed interest at the Company's borrowing rate at the end of the year (6.25% as of June 30, 2014 and December 31, 2013).

The Company's long-term receivables are considered financing receivables. The credit quality of these customers is evaluated on an ongoing basis and the allowance for doubtful accounts is adjusted for any changes in assessed risk. During the successor period of April 26, 2014 through June 30, 2014, the Company recorded an increase of $6,430 in the provision and recorded $-0- in write-offs. During the predecessor period of January 1, 2014 through April 25, 2014, the Company recorded a decrease of $32,967in the provision and recorded $-0- in write-offs. During the six month predecessor period ended June 30, 2013, the Company recorded a decrease of $125,138 in the provision and recorded $-0- in write-offs.

The difference between the present value and face value is recorded as unamortized discounts, which will be amortized over the term of the payment plan. The allowance for discounts on deferred payment plan accounts receivable was $5,580 and $12,016 as of June 30, 2014 and December 31, 2013, respectively. The Company recorded $2,219 of interest income from deferred payment plan accounts receivable during the successor period of April 26, 2014 through June 30, 2014. The Company recorded $4,217 of interest income from deferred payment plan accounts receivable during the predecessor period of January 1, 2014 through April 25, 2014. The Company recorded $6,436 of interest income from deferred payment plan accounts receivable during the six month predecessor period ended June 30, 2014.

For rebate receivables from utilities, the Company typically is entitled to receive a portion of such amounts upon completion of the project, and the remaining portion after specified conditions are proven to have been met.

Customer concentrations

During the successor period of April 26, 2014 through June 30, 2014, the Company had one customer that accounted for 17.1% of revenues and another that accounted for 11.7% of accounts receivable. During the predecessor period of January 1, 2014 through April 25, 2014, the Company had one customer that accounted for 21.6% of revenues and another two customers that accounted for 25.1% of accounts receivable. For the six month predecessor period ended June 30, 2013, the Company had one customer that accounted for 35.1% of revenues and another that accounted for 23.1% of accounts receivable.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market value. Cost is determined on a first-in, first-out ("FIFO") basis. Inventory is reviewed periodically for slow-moving and obsolete items. The Company believes that no reserve for obsolete inventory is necessary as of June 30, 2014 and December 31, 2013.

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income. Maintenance and minor replacements are charged to expense as incurred. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets as follows:

Computers and equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of economic life or lease term

Impairment of long-lived assets

In accordance with ASC 360, Property, Plant, and Equipment, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the undiscounted cash flows associated with the use of the asset. The Company has not recognized any impairment losses for the periods ended June 30, 2014 and December 31, 2013.

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

Fair value measurements

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

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	ACCOUNTS RECEIVABLE, NET

The following table summarizes the composition of the Company’s accounts receivable, net at June 30, 2014 and December 31, 2013:

	Successor	Predecessor
	June 30, 2014	December 31, 2013

Accounts receivable	$2,326,283	$3,113,976
Allowance for doubtful accounts	(122,408)	(153,297)
Net accounts receivable	2,203,875	2,960,677
Less: Noncurrent portion of accounts receivable, net	(—)	(4,921)
Current portion of accounts receivable, net	$2,203,875	$2,955,758

4.	INVENTORY

The following table summarizes the composition of the Company’s inventory at June 30, 2014 and December 31, 2013:

	Successor	Predecessor
	June 30, 2014	December 31, 2013

Work in process	$186,237	$19,006
Finished goods	570,475	193,783
Total	$756,712	$212,789

5.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2014 and December 31, 2013 were comprised of the following:

	Successor	Predecessor
	June 30, 2014	December 31, 2013

Computers and equipment	$95,947	$87,996
Furniture and fixtures	45,049	25,780
Leasehold improvements	47,370	46,685
Total property and equipment, gross	188,366	160,461
Less: Accumulated depreciation	(155,466)	(148,825)
Total property and equipment, net	$32,900	$11,636

The Company recorded depreciation expense of $2,566 during the successor period of April 26, 2014 through June 30, 2014 and $3,334 during the predecessor period of January 1, 2014 through April 25, 2014. For the six month predecessor period ended June 30, 2013, the Company recorded depreciation expense of $5,078.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

6.	BUSINESS COMBINATIONS

Acquisition of American Lighting

On April 25, 2014, the Company completed the acquisition of American Lighting. Based in San Diego, California, American Lighting is a leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many California utilities. Under the terms of the purchase agreement, ForceField paid $2.5 million in cash, issued $1.5 million of its restricted common stock and $1.0 million in 5% senior secured notes in return for all of the outstanding equity of ALD; or total purchase consideration of  approximately $5,000,000. The 289,529 restricted shares of ForceField Energy’s common stock issued are subject to an initial twelve month lock-up period and are then released in equal monthly installments over the following six months.

The sellers are also entitled to post- closing payments to excess working capital on ALD’s closing balance sheet of up to $1,200,000 in cash collected from accounts receivables carried on ALD’s balance sheet, as of the closing date, subject to certain adjustment, are due and payable from time to time on and after the closing date upon collection of such receivables. Pursuant to the terms of the closing agreement between the seller and the Company, determination of the final amounts due to the sellers is subject to final reconciliation of ALD balance sheet due to be submitted to the seller no later than August 23, 2014. At the closing date, the post-closing working capital adjustment amounted to $1,329,528.

Additionally, the former American Lighting equity holders will have the opportunity for contingent, earn-out payments of up to $2.0 million if certain increased ALD revenue and EBITDA thresholds over the three-year period post-closing, are achieved. The earn-out payments, if made, shall be equally allocated between cash and restricted common stock.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration:
Cash and cash equivalents	$2,500,000
Common stock, 289,529 shares of ForceField common stock	1,656,106
Senior, secured promissory notes	1,000,000
Working capital adjustment payable to sellers	1,329,528
Contingent purchase consideration	2,000,000
Fair value of total consideration	$8,485,634

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets:
Cash and cash equivalents	$407,912
Trade receivables	1,708,411
Inventory	203,483
Other current assets	126,195
Property and equipment	11,071
Deferred tax assets	857,791
Financial liabilities:	(322,183)
Accounts payable and accrued liabilities
Total identifiable net assets	2,992,680
Goodwill	5,492,954
$8,485,634

The contingent consideration and purchase consideration, allocated entirely to goodwill, are considered preliminary and subject to change upon the completion of a valuation analysis to be performed by the Company's management by December 31, 2014. The final valuation may identify certain intangible assets that could reduce the amount of recorded goodwill.

Acquisition of Catalyst LED’s LLC

On February 2, 2014, the Company completed a purchase of assets for consideration of $200,000 in cash and 5,000 shares of ForceField common stock valued at $5.97 per share for a total of $29,850 in common stock from Idaho-based Catalyst LED’s LLC (“Catalyst”), a provider of customized LED lighting products and solutions, and an authorized vendor for a number of leading companies. In connection with acquisition of Catalyst’s assets, the Company also entered into an employment agreement with the owner of Catalyst, under which agreement, he may achieve commission payments if certain milestones are attained. The transaction was considered as an acquisition of a business and accordingly the acquisition method of accounting has been applied.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration:
Cash and cash equivalents	$200,000
Common stock, 5,000 shares of ForceField common stock	29,850
Fair value of total consideration	$229,850

Recognized amount of identifiable assets acquired and liabilities assumed:
Total identifiable net assets	—
Goodwill	229,850

The purchase consideration, allocated entirely to goodwill, is considered preliminary and subject to change upon the completion of a valuation analysis to be performed by the Company's management by December 31, 2014. The final valuation may identify certain intangible assets that could reduce the amount of recorded goodwill.

7.	GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the composition of the Company’s goodwill at June 30, 2014:

June 30, 2014

Goodwill – American Lighting	$5,492,954
Goodwill – Catalyst LED’s	229,850
Total	$5,722,804

The following table summarizes the composition of the Company’s intangible assets at June 30, 2014:

		June 30, 2014
	Amortization	Gross		Net
	Period	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value

Intangible assets subject to amortization:
Exclusive distribution rights	5	$780,000	$(286,000)	$494,000
Technology	15	1,583,000	(197,875)	1,385,125
Total		$2,363,000	$(483,875)	$1,879,125

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

The Company recorded amortization expense for intangible assets subject to amortization of $43,589 during the successor period of April 26, 2014 through June 30, 2014. No amortization expense was recorded during the predecessor periods in 2014 and 2013.

8.	INCOME TAXES

As of June 30, 2014, the significant components of deferred tax assets include temporary differences in intangible assets, bad debt allowance and accrued vacation.

As of June 30, 2014, the Company had federal, state and foreign net operating loss carryforwards aggregating approximately $9.6 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033.

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

The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measured the unrecognized tax benefits associated with the tax positions. As of June 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $34,895 and nil, respectively, that mainly related to state and city tax. The unrecognized tax benefit is recorded as non-current liabilities because the related payment is not anticipated within one year of the balance sheet date.

9.	DEBT

Convertible Debentures

The following table summarizes the composition of the Company’s convertible debentures at June 30, 2014:

June 30, 2014

7% Convertible debentures	$200,000
9% Convertible debentures	2,150,000
Less: Loan discounts	(262,701)
Convertible debentures, net of loan discounts	2,087,299
Less: Current portion of convertible debentures, net	100,000
Noncurrent portion of convertible debentures, net	$1,987,299

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

On January 13, 2014 and February 11, 2014, the Company completed the private placement of two unsecured, convertible debentures for gross proceeds of $300,000. The first debenture totaled $50,000 and carries an interest rate of 7% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $7.00 per share, or 7,143 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $9.00 per share, or 5,556 shares of the Company’s common stock if converted during the second or third year following issuance. The second debenture totaled $250,000 and carries an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $5.00 per share, or 50,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 41,667 shares of the Company’s common stock if converted during the second or third year following issuance.

The convertible debentures were analyzed at issuance for a beneficial conversion feature and the Company concluded that a beneficial conversion feature exists. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $321,090. This amount was recorded as a debt discount and is amortized to interest expense over the term of the convertible debentures. The debt discount related to beneficial conversion feature was $262,701 as of June 30, 2014. The related amortization expense totaled $17,838 for the two month successor period ended June 30, 2014. The Company also analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting was not applicable.

Related Party Loan

On June 10, 2014, the ForceField’s Executive Chairman loaned the Company $75,000 on an undefined term and on an interest free basis.

10.	MANDATORILY REDEEMABLE NON-CONVERTIBLE CUMMULATIVE PREFERRED STOCK

Prior to being acquired by the Company on April 25, 2014, ALD the predecessor company was authorized to issue 1,000,000 shares of mandatorily redeemable non-convertible cumulative preferred stock ("Preferred Stock"). During 2003, the Company issued 410,000 shares of Preferred Stock, of which 294,480 had been redeemed as of December 31, 2013.

To following are descriptions of rights and privileges of the Preferred Stock:

Dividend provisions

Holders of Preferred Stock were entitled to receive cumulative, preferential dividends on outstanding shares at a rate of 8%, compounded on a quarterly basis until declared and paid. Such dividends were payable in preference to any dividends for common stock declared by the ALD Board of Directors. When the preferred stock dividends were not declared or paid, the 8% preferential dividend was accreted and added to the value of the Preferred Stock. During the year ended December 31, 2013, the Company accreted and paid/declared dividends of $139,436 and $278,605, respectively.

Voting rights

Preferred Stock carried no voting rights, except the stockholders had the right to vote for each share on matters of amending the Certificate of Incorporation regarding Preferred Stock rights or the issuance of additional in-parity or senior shares.

Redemption feature

The terms of the Preferred Stock required that the Company redeem, and the holders of the outstanding Preferred Stock shall sell to the Company, outstanding Preferred Stock for an amount per share equal to the Preferred Stock stated value plus any unpaid cumulative dividends earned. In the event that the Company has "Net Cash Flow" (an amount calculated as 56.25% of the Company's net income, after provision for income taxes at an assumed annual rate of 43.84%, plus depreciation, plus amortization, plus any negative change in working capital, less any positive change in working capital, and less capital expenditures), mandatory redemption on a pro rata basis must be made annually, within 90 days of the Company's fiscal year end (each, a "Mandatory Redemption Date"), until all of the shares of Preferred Stock issued and outstanding had been redeemed. During the years ended December 31, 2013 ALD redeemed shares with a total value of $1,944,582. Under the Preferred Stock terms, the redemption represented a liability of ALD.  At December 31, 2013 ALD has recorded a liability of $1,209,891.

On April 25, 2014, concurrent with the closing of the ALD acquisition, all obligations related to the mandatorily redeemable non-convertible cumulative preferred stock were satisfied in full.

11.	STOCKHOLDERS’ EQUITY

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either June 30, 2014 or December 31, 2013.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 17,558,169 shares of common stock, net of treasury shares issued and outstanding as of June 30, 2014.

Common Stock Held in Treasury at Cost

On February 19, 2014, the Company reacquired 1,462,097 shares of its common stock in the divestiture of the 60% equity investment in its former China based subsidiary, Wendeng He Xie Silicon Co., Ltd. The common stock is held in treasury by the Company.

Common Stock Issued in Private Placements

During the six month period ended June 30, 2014, the Company accepted subscription agreements from investors and issued 200,000 shares of its common stock and 200,000 stock purchase warrants, and issued an additional 16,500 shares of common stock from the exercise of stock purchase warrants for gross proceeds totaling $1,041,000. The cost of these issuances was $104,100.

Common Stock Issued in Exchange for Services

During the six month period ended June 30, 2014, the Company issued 525 shares of its common stock valued at $2,955 for promotional activities and 2,000 shares of its common stock valued at $10,680 for investor relations services. Additionally, the Company issued 6,084 shares of its common stock valued at $36,000 to its three independent directors in accordance with their board compensation agreements. Lastly, the Company issued 5,000 of its common stock valued at $26,300 to an employee as compensation. Each of these share issuances were valued based upon the closing trading share price of the Company’s common stock on their respective dates of award.

Common Stock Issued in the Acquisition of a Business

In connection with the acquisition of the assets of Catalyst LED's LLC in February 2014 the Company issued 5,000 shares of restricted common stock valued at $5.97 per share or $29,850 in value.

In connection with the acquisition of the ALD in April 2014, the Company issued 289,529 shares of restricted common stock valued at $5.72 per share or $1,656,106 in value.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at June 30, 2014. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, April 25, 2014	912,778	$4.18	0.63
Warrants issued	32,222	4.66	—
Warrants exercised	(—)	$—	—
Warrants expired	(25,000)	4.00	—
Balance June 30, 2014	920,000	$4.19	0.48

The remaining contractual life of the warrants outstanding as of June 30, 2014 ranges from 0.07 to 1.00 years.

12.	COMMITMENTS AND CONTINGENCIES

On April 28, 2014, TransPacific Energy Inc., Karen Kahn, Alexander Goldberg, John Howard, Audrey Boston, Anne Howard, ACME Energy, Inc., and Samuel Sami (collectively, the “Plaintiffs”) filed a lawsuit against ForceField Energy, Inc. The lawsuit is captioned TransPacific Energy, Inc. et al. v. ForceField Energy, Inc., Case No. 37-2014-00013110-CU-BC-CTL (Cal. Super. Ct. filed April 28, 2014) and is pending before the Superior Court of the State of California for the County of San Diego.

The lawsuit was filed after the parties had reached tentative agreement to resolve all matters in dispute and while the parties were in the process of negotiating a binding term sheet to document same. Plaintiffs claim various breaches by ForceField of the Share Exchange Agreement dated May 10, 2012 between ForceField, ACME Energy, Inc., Apela Holdings, and ABH Holdings, which lawsuit seeks unspecified damages in excess of $25,000. ForceField disputes all of these allegations by Plaintiffs, contends they lack basis in fact and law, intends to vigorously defend against them, and is asserting its own claims against in the appropriate venue. On June 3, 2014, ForceField moved to quash service of the summons for lack of jurisdiction over ForceField. ForceField’s motion to quash is currently pending before the court.

On July 14, 2014, ForceField, pursuant to the arbitration clause in the Share Exchange Agreement, commenced an arbitration suit against TPE, Anne Howard, Samuel Sami, and ACME Energy, Inc. (collectively, the “Respondents”) before the American Arbitration Association in New York City.  ForceField asserts claims for breach of the Share Exchange Agreement, breach of fiduciary duty, intentional interference with contractual relations, fraudulent inducement, and breach of implied covenant, for Respondents’ conduct denying ForceField’s contractual right to make equity investments in TPE, diluting ForceField’s ownership in TPE, and otherwise harming the value of ForceField’s investments in TPE. Respondents filed a challenge to the arbitrators’ jurisdiction, which ForceField plans to oppose. Respondents also filed counterclaims that are similar in substance to the claims they assert in the San Diego lawsuit. Again, ForceField disputes the Respondents’ allegations and plans to vigorously defend against them.

No amounts have been accrued on the financial statements for any loss contingency because the Company deems the claims to be without merit and the amounts involved indeterminable.

13.	SEGMENT INFORMATION

The Company’s operations are comprised of three reportable segments for financial reporting purposes. The LED segment includes the operations of ForceField USA Inc., ForceField Energy SA, Catalyst LED’s LLC and 17th Street ALD Management Corp., all of which are also reporting units. Collectively, these businesses sell, distribute and install energy efficient, commercial lighting products. The ORC segment includes the operations of TransPacific Energy, Inc., which is also a reporting unit. The company designs and installs proprietary modular Organic Rankine Cycle units utilizing patented multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy. The Corporate segment includes the operations, all of which are administrative or executive, of ForceField Energy Inc. and SunSi Energies Hong Kong Limited.

The Company utilized several criteria, including (i) the Company’s organizational structure, (ii) the manner in which the Company’s operations are managed, (iii) the criteria used by the Company’s Chief Executive Officer, the Chief Operating Decision Maker (CODM), to evaluate segment performance and (iv) the availability of separate financial information, as a basis to identify its operating segments.

The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by segment for purpose of evaluating financial performance.

Segment Results

The following table sets forth operations by segment during the successor period of April 26, 2014 through June 30, 2014:

	LED	ORC	Corporate	Consolidated

Sales	$992,941	$—	$—	$992,941
Cost of goods sold	723,448	—	—	723,448
Gross margin	269,493	—	—	269,493
Operating expenses:
Depreciation and amortization	28,049	17,589	517	46,155
Selling and marketing	120,101	—	—	120,101
General and administrative	294238	11,885	341,422	647,545
Professional fees	1,282	3,998	307,952	313,232
Total operating expenses	443,670	33,472	649,891	1,127,033
Loss from operations	(174,177)	(33,472)	(649,891)	(857,540)
Other income (expense):
Interest expense, net	5,700	31	(67,106)	(61,375)
Total other income (expense)	5,700	31	(67,106)	(61,375)
Loss from operations before income taxes	(168,477)	(33,441)	(716,997)	(918,915)
Provision for income taxes (benefit)	—	—	—	—
Net loss	$(168,477)	$(33,441)	$(716,997)	$(918,915)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

All operations reported in the predecessor periods are attributable to the Company’s LED segment.

Total Assets

The following table sets forth the total assets by segment at June 30, 2014 and December 31, 2013:

	LED	ORC	Corporate	Consolidated

Total assets:
2014	$10,012,009	$1,743,142	$227,617	$11,982,768
2013	$4,455,517	$—	$—	$4,455,517

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill and intangible and long-lived assets by segment at June 30, 2014 and December 31, 2013:

	LED	ORC	Corporate	Consolidated

Intangible assets:
2014	$494,000	$1,385,125	$—	$1,879,125
2013	$—	$—	$—	$—
Goodwill by segment
2014	$5,722,804	$—	$—	$5,722,804
2013	$—	$—	$—	$—
Property, plant and equipment:
2014	$18,377	$—	$14,523	$32,900
2013	$11,636	$—	$—	$11,636

Customer Concentration and Credit Risk

During the successor period of April 26, 2014 through June 30, 2014, the LED segment had one customer that accounted for 17.3% of revenues and another that accounted for 13.1% of accounts receivable. During the predecessor period of January 1, 2014 through April 25, 2014, the LED segment had one customer that accounted for 21.6% of revenues and another two customers that accounted for 25.1% of accounts receivable. For the six month predecessor period ended June 30, 2013, the LED segment had one customer that accounted for 35.1% of revenues and another that accounted for 23.1% of accounts receivable.

During the successor period of April 26, 2014 through June 30, 2014, the ORC segment had one customer that accounted for 100% of accounts receivable. The ORC segment did not record any sales within during the successor period of April 26, 2014 through June 30, 2014. Furthermore, no customer sales or customer account balances were included within the predecessor periods’ results.

Geographic Information

During the successor period of April 26, 2014 through June 30, 2014, all of the Company’s sales were generated within the United States with the exception of $5,141 in sales produced in Costa Rica. During the predecessor periods of April 1, 2014 through April 25, 2014 and January 1, 2014 through April 25, 2014, all of the Company’s sales were made within the United States. For the three and six month predecessor periods ended June 30, 2013, all of the Company’s sales were made within the United States.

14.	SUBSEQUENT EVENTS

On August 1, 2014, the Company’s Executive Chairman converted the principal amount of a loan totaling $75,000 and $75,000 in unpaid compensation into 30,000 shares of the Company’s common stock. The common stock was valued at $5.00 per share and is restricted for a period of one year.

From July 1, 2014 through August 19, 2014, the Company accepted subscription agreements from investors and issued 94,250 shares of its common stock and 94,250 stock purchase warrants, and issued an additional 31,250 shares of common stock from the exercise of stock purchase warrants for gross proceeds totaling $596,250. The cost of these issuances was $49,625.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; an increasingly competitive business environment; changing regulatory conditions or requirements; changing alternative energy technologies; our ability to generate revenues from ORC units and LED lighting sales; entering into definitive agreements on LED trials currently in process, obtaining financing for ORC and LED installations; the acceptance of the lighting market to LED technology; raising sufficient capital to fund our acquisition strategy as well as raising sufficient working capital for operations; the price of electricity in various jurisdictions worldwide; the market acceptance of the ORC technology; the profitability of ALD; and our ability to integrate the ALD acquisition in the Company  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information concerning our business, including other factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

LED LIGHTING OVERVIEW

LED Lighting Distribution

In the United States we are marketing LED products through our wholly-owned subsidiary ForceField USA, which was incorporated in 2012 and through ALD which was acquired in April 2014. In March 2013 we formed a subsidiary in Costa Rica, ForceField S.A; and in October 2013 we opened an office in Costa Rica to expand our presence in the region to be able to benefit from significant opportunities we believe exist there. Throughout the rest of the world, we are marketing our products as “ForceField”.

Prior to the acquisition of American Lighting & Distribution (“American Lighting” or “ALD”) we focused the majority of our LED marketing efforts in the United States and in territories in Latin America and other parts of the world where the cost per kilowatt hour of electricity is high, and in which the opportunity to generate significant energy savings by changing from traditional lighting to LED lighting, is the most compelling.

In order to accelerate the growth of our LED business, we have undertaken the following initiatives in 2014.

On February 2, 2014, we purchased the assets cash of Idaho-based Catalyst LED’s LLC (“Catalyst”), a provider of customized LED lighting products and solutions, and an authorized vendor for a number of leading companies.

On April 25, 2014 we acquired American Lighting. Based in San Diego, California, American Lighting is a leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many major California utilities. ALD reported audited revenues of approximately $7.1 million in 2013 from the sales, distribution and installation of energy efficient lighting projects.

ALD has performed over 2,500 lighting installations over the past 3 years.  Projects include a variety of project types including: schools, prisons, stadiums, large aerospace factories, 20 story office buildings, military bases, premier 4-Star hotels, casinos, parking garages, shopping malls, tilt-up warehouse buildings, government buildings, small retail shops, car dealerships, auto repair shops, lifeguard stands on the beach, libraries, etc.  Over the years ALD has also done work outside of California in NV, OR, WA, AZ.  We expect to continue to do work outside of California.

Currently in our LED segment we have active bids in the United States, Latin America and the Caribbean in excess of $100 million.  Included in the $100 million in active bids is one discrete bid amounting to $95.0 million. There can be no assurances that we will win this $95.0 million dollar bid, of if awarded the bid, that we can obtain financing to fulfill this order.

We do not have enough operating history at ALD or at our previous LED business to correlate the amount of bid activity that will result in signed orders and that will generate revenue. The realization of revenue from such prospective customers or projects will be dependent on the successful completion of initial trials, consummation of definitive agreements, delivery of LED products by our LED supplier, and the ability of both the Company and the end-users to obtain financing on reasonable terms. We believe we will be successful in obtaining some of these prospective clients or projects and generating significant revenue over a multi-year period, however there can be no assurances.

ORC OVERVIEW

We have a 50.3% equity interest in TransPacific Energy (“TPE”). TPE is a renewable energy technology corporation located in California and Nevada that designs and installs proprietary modular Organic Rankine Cycle (“ORC”) units utilizing up to nine different proprietary refrigerant mixtures (which it has patented) to maximize heat recovery and convert that waste heat directly into electrical energy. Furthermore, the ORC units help to address greenhouse emissions and have qualified for various government and state subsidies available in the United States.

TPE’s technology converts waste heat into clean electricity using multi-component water- based fluids that are environmentally sound, non-toxic and non-flammable. In contrast, the typical ORC fluids such as pentane, isobutene, butane, propane and ammonia instead of water-based fluids. Potential applications for TPE’s technology include any process that generates waste heat or flue gas (such as industrial smokestacks, landfills, geothermal, solar and garbage incinerators) or utilize warm ocean waters. Additionally, TPE’s technology can be utilized as an alternative to cooling towers and steam condensers, and use heat released to efficiently generate electricity with air cooled or water cooled condensers.

Currently TPE has one completed ORC unit that has been purchased by an US based aerospace company that is awaiting deployment and initial testing at the aerospace company’s facilities. The timing of when this will occur is currently indeterminable.  The commercialization of TPE’s technology has taken significantly longer than anticipated. Currently there are no active bids for new ORC units. We believe that there are ORC projects in the United States and internationally where we can install and implement our ORC technology and generate revenue, however, there can be no assurances we will be successful in determining whether TPE technology is commercially viable or in obtaining such agreements, or that we will be able to raise funding for the manufacture of new ORC units.

RESULTS OF OPERATIONS

The following table sets forth our results of operations during the three months ended June 30, 2014 and 2013:

	Successor	Predecessor
	Period from April 26 through June 30,	Period from April 1 through April 25	Three Months Ended June 30,
	2014	2014	2013

Sales	$992,941	$300,209	$829,321
Cost of goods sold	723,448	254,612	566,656
Gross margin	269,493	45,597	262,665
Operating expenses:
Depreciation and amortization	46,155	813	2,529
Selling and marketing	120,101	38,656	115,036
General and administrative	647,545	135,547	345,899
Professional fees	313,232	37,072	18,000
Total operating expenses	1,127,033	212,088	481,464
Income (loss) from operations	(857,540)	(166,491)	(218,799)
Other income (expense):
Interest expense, net	(61,375)	510	1,216
Total other income (expense)	(61,375)	510	1,216
Income (loss) before income taxes	(918,915)	(165,981)	(217,583)
Provision for income taxes (benefit)	—	—	(136,824)
Net income (loss)	(918,915	(165,981)	(80,759)
Less: Accretion of preferred stock	—	6,856	33,846
Less: Net loss attributable to noncontrolling interests	(16,619)	—	—
Net loss attributable to ForceField Energy Inc. common stockholders	$(902,296)	$(172,837)	$(114,605)

The following table sets forth our results of operations during the six months ended June 30, 2014 and 2013:

	Successor	Predecessor
	Period from April 26 through June 30,	Period from January 1 through April 25	Six Months Ended June 30,
	2014	2014	2013

Sales	$992,941	$1,604,369	$3,099,803
Cost of goods sold	723,448	1,130,248	1,714,334
Gross margin	269,493	474,121	1,385,469
Operating expenses:
Depreciation and amortization	46,155	3,334	5,078
Selling and marketing	120,101	193,148	280,828
General and administrative	647,545	486,970	740,187
Professional fees	313,232	37,317	19,865
Total operating expenses	1,127,033	720,769	1,045,958
Income (loss) from operations	(857,540)	(246,648)	339,511
Other income (expense):
Interest expense, net	(61,375)	2,182	2,326
Total other income (expense)	(61,375)	2,182	2,326
Income (loss) before income taxes	(918,915)	(244,466)	341,837
Provision for income taxes (benefit)	—	800	134,134
Net income (loss)	(918,915	(245,266)	207,703
Less: Accretion of preferred stock	—	31,054	92,455
Less: Net loss attributable to noncontrolling interests	(16,619)	—	—
Net loss attributable to ForceField Energy Inc. common stockholders	$(902,296)	$(276,320)	$115,248

Predecessor and Successor Reporting

On April 25, 2014, the Company completed the acquisition of American Lighting. Based in San Diego, California, American Lighting is a leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many major or California utilities. At the time we acquired ALD it was significantly larger than our operations. The ALD transaction was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, ALD was treated as the accounting acquirer and ForceField was treated as the acquired company for financial reporting purposes.

Due to the impact of predecessor and successor reporting, the Company's financial statements have been separated into two distinct periods, the period before the consummation of the ALD transaction on April 25, 2014 (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different basis of accounting between the periods presented. Consequently, all of the historic results of operations of the Company prior to the acquisition of ALD have been excluded from all predecessor results of operations for both the three and six month periods ended June 30, 2013. Also all Company results of operations for 2014 prior to April 26, 2014 have been excluded from the successor results of operations for the three and six month periods ended June 30, 2014.  As a result the comparison of operating results and segment reporting, and any analysis of variances for the and three and six month periods ended June 30, 2014 compared to June 30, 2013 in this MD&A section are not considered meaningful or indicative of any future operating performance.

Segment Results

The following table sets forth operations by segment during the successor period of April 26, 2014 through June 30, 2014:

	LED	ORC	Corporate	Consolidated

Sales	$992,941	$—	$—	$992,941
Cost of goods sold	723,448	—	—	723,448
Gross margin	269,493	—	—	269,493
Operating expenses:
Depreciation and amortization	28,049	17,589	517	46,155
Selling and marketing	120,101	—	—	120,101
General and administrative	294,238	11,885	341,422	647,545
Professional fees	1,282	3,998	307,952	313,232
Total operating expenses	443,670	33,472	649,891	1,127,033
Loss from operations	(174,177)	(33,472)	(649,891)	(857,540)
Other income (expense):
Interest expense, net	5,700	31	(67,106)	(61,375)
Total other income (expense)	5,700	31	(67,106)	(61,375)
Loss from operations before income taxes	(168,477)	(33,441)	(716,997)	(918,915)
Provision for income taxes (benefit)	—	—	—	—
Net loss	$(168,477)	$(33,441)	$(716,997)	$(918,915)

All operations reported in the predecessor periods are attributable to the Company’s LED segment. Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Revenue

Revenue for both the three and six month periods ended June 30, 2014 were $1,293,150 and $2,596,310, respectively, compared to $829,321 and $3,099,803, respectively, for the three and six month periods ended June 30, 2013. All of our revenue in 2014 has come from our LED lighting segment. We have not recorded any revenue from our waste heat segment in 2014. The commercialization of our waste heat technology in our ORC segment has taken longer than anticipated. As a result we do not expect to generate any revenue for the remainder of this year and for the immediate future from our waste heat segment.   We anticipate revenues for the three month period ending September 30, 2014 to be significantly higher than the three month period ended June 30, 2014 due to an anticipated higher level of activity in September period.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue.  Gross margin percentage is calculated by dividing gross margins by revenue. Gross margin percentage for three and six month period ended June 30, 2014 was 24.4% and 28.6%, respectively.  We believe in future periods sustainable gross margin percentages in our LED segment will improve above current levels, although there can be no assurances.

Selling and Marketing Expenses

Selling and marketing expense for the six month period ended June 30, 2014 was $313,249 or approximately 12.1% of revenues. We expect selling and marketing expenses as a percentage of revenues to decrease as revenue levels increase

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six month period ended June 30, 2014 was $1,134,515 or approximately 43.7% of revenues. The primary components of our G&A expenses include salaries and benefits, facility costs and maintenance, investor relations activities, public company expenses and various administrative and office expenses; a substantial portion of which are fixed. We expect to leverage these expenses in the future and anticipate that our G&A expense as a percentage of revenue will decrease significantly in future periods.

Professional Fees

Our professional fees for the six month period ended June 30, 2014 was $350,549. Since April 25, 2014, we have incurred professional fees of $80,000 relating to the acquisition of American Lighting and legal fees of $112,747 pertaining to the litigation of the TPE matter.

Provision for Income Taxes

We recorded income tax expense of 800 for the six months ended June 30, 2014.

As of June 30, 2014 we had federal, state and foreign net operating loss carryforwards aggregating to approximately $9.6 million that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033. Going forward we expect our ALD subsidiary to be profitable and that our NOL’s will be available to offset ALD’s federal income tax liability.

Net Earnings (Loss) Attributable to Stockholders

During the successor period of April 26, 2014 through June 30, 2014, we incurred a net loss attributable to ForceField stockholders of $902,296 or $(0.06) per basic and fully diluted share. During the predecessor period of April 1, 2014 through April 25, 2014, we incurred a net loss attributable to ForceField stockholders of $172,837 or $(0.14) per basic and fully diluted share. The aggregate of these two current year periods compare to a loss attributable to ForceField stockholders of $114,605, or $(0.09) per basic and fully diluted share, realized during the three month predecessor period ended June 30, 2013.

During the successor period of April 26, 2014 through June 30, 2014, we incurred a net loss attributable to ForceField stockholders of $902,296 or $(0.06) per basic and fully diluted share. During the predecessor period of January 1, 2014 through April 25, 2014, we incurred a net loss attributable to ForceField stockholders of $276,320 or $(0.22) per basic and fully diluted share. The aggregate of these two current year periods compare to net income attributable to ForceField stockholders of $115,248, or $0.09 per basic and fully diluted share, realized during the six month predecessor period ended June 30, 2013.

The weighted average number of basic and fully diluted shares outstanding for the successor period of April 26, 2014 through June 30, 2014 was 16,071,282, while the weighted average number of basic and fully diluted shares outstanding for the predecessor period of April 1, 2014 through April 25, 2014 was 1,252,403. The weighted average number of shares reported for the three month predecessor period ended June 30, 2013 is 1,252,403. There are no dilutive equivalents included in our calculation of fully diluted shares since their inclusion would be anti-dilutive due to our net loss per share.

The weighted average number of basic and fully diluted shares outstanding for the successor period of April 26, 2014 through June 30, 2014 was 16,071,282, while the weighted average number of basic and fully diluted shares outstanding for the predecessor period of January 1, 2014 through April 25, 2014 was 1,252,403. The weighted average number of shares reported for the six month predecessor period ended June 30, 2013 is 1,252,403. There are no dilutive equivalents included in our calculation of fully diluted shares.

On February 19, 2014, we reacquired 1,462,097 shares of our common stock in the divestiture of our 60% equity investment in our former China based subsidiary, Wendeng He Xie Silicon Co., Ltd. The common stock is held by the Company in treasury.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had cash on hand of $225,005. Of this amount, $208,929 was on deposit with institutions located in the United States and $16,076 in Costa Rica. We used a substantial portion of our cash on hand to purchase ALD in April 2014. We believe our current cash position and ability to raise funds through the sale of new equity and convertible notes, coupled with the revenue potential of our newly acquired ALD business and our existing LED business, will be sufficient to fund our U.S. activities for the next twelve months. Furthermore, we expect to generate positive cash flow over the next twelve months which will supplement our cash position.

At June 30, 2014, we had a working capital deficit of $618,935.

Net cash used in operating activities from continuing operations was $613,933 for the six months ended June 30, 2014, compared to net cash provided by operating activities of $2,966,210 for the six months ended June 30, 2013. The material increase in net cash used during 2014 as compared to 2013 is primarily attributable to our net loss of $1,164,181 compared to a net profit of $207,703 in the same period in 2013, as well a significant decrease in net operating assets and liabilities to $358,225 compared to $2,758,507 in the same period in 2013.

Net cash used in investing activities for the six months ended June 30, 2014 was $2,362,919 compared to $3,688 for the same six month period in 2013 due to the cash purchase portion of ALD for $2,500,000.

Net cash used in financing activities was $73,000 for the six months ended June 30, 2014, compared to $2,050,000 for the six months ended June 30, 2013. During the six month period ended June 30, 2014 we received $135,000 in proceeds from the purchase of our common stock and $75,000 in proceeds from loans payable from a related party compared to $2,050,000 from the redemption payments on preferred stock from the predecessor period in 2013.

In order to help improve the Company’s liquidity position on August 1, 2014 the Company’s Executive Chairman converted $75,000 of loans he had made to Company and $75,000 in accrued salary into 30,000 shares of the Company’s restricted common stock valued at $5.00 per share. The transaction was approved by the Company’s Board of Directors on August 1, 2014.

We believe that we will be able generate sufficient capital to sustain our operations over the next twelve months based upon our ability to raise capital through the sale of our restricted common stock, through the issuance of convertible debentures, and the expected profitability of American Lighting.

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

Refer to Note 2 – Summary of Significant Accounting Policies in for a summary of our significant accounting policies.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, there were no off balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On April 28, 2014, TransPacific Energy Inc., Karen Kahn, Alexander Goldberg, John Howard, Audrey Boston, Anne Howard, ACME Energy, Inc., and Samuel Sami (collectively, the “Plaintiffs”) filed a lawsuit against ForceField Energy Inc.  The lawsuit is captioned TransPacific Energy, Inc. et al. v. ForceField Energy, Inc., Case No. 37-2014-00013110-CU-BC-CTL (Cal. Super. Ct. filed April 28, 2014) and is pending before the Superior Court of the State of California for the County of San Diego.

The lawsuit was filed after the parties had reached tentative agreement to resolve all matters in dispute and while the parties were in the process of negotiating a binding term sheet to document same.  Plaintiffs claim various breaches by FNRG of the Share Exchange Agreement dated May 10, 2012 between FNRG, ACME Energy, Inc., Apela Holdings, and ABH Holdings, which lawsuit seeks unspecified damages in excess of $25,000.  FNRG disputes all of these allegations by Plaintiffs, contends they lack basis in fact and law, intends to vigorously defend against them, and is asserting its own claims against in the appropriate venue.  On June 3, 2014, FNRG moved to quash service of the summons for lack of jurisdiction over FNRG.  FNRG’s motion to quash is currently pending before the court.

On July 14, 2014, FNRG, pursuant to the arbitration clause in the Share Exchange Agreement, commenced an arbitration suit against TPE, Anne Howard, Samuel Sami, and ACME Energy, Inc. (collectively, the “Respondents”) before the American Arbitration Association in New York City.  FNRG asserts claims for breach of the Share Exchange Agreement, breach of fiduciary duty, intentional interference with contractual relations, fraudulent inducement, and breach of implied covenant, for Respondents’ conduct denying FNRG’s contractual right to make equity investments in TPE, diluting FNRG’s ownership in TPE, and otherwise harming the value of FNRG’s investments in TPE.  Respondents filed a challenge to the arbitrators’ jurisdiction, which FNRG plans to oppose.  Respondents also filed counterclaims that are similar in substance to the claims they assert in the San Diego lawsuit.  Again, FNRG disputes the Respondents’ allegations and plans to vigorously defend against them.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, we accepted subscription agreements from investors and correspondingly sold 200,000 shares of its common stock pursuant to its current private placement offering, and received $925,000 in gross proceeds. The proceeds, net of commissions, were $832,500. In connection with the private placement, we issued warrants to purchase 200,000 shares of our common stock at exercise prices ranging from $4.50 to $5.00 per share for a term of one year. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

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

FORCEFIELD ENERGY INC.

August 19, 2014	By:	/s/ David Natan
David Natan
Chief Executive Officer

August 19, 2014	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer