Form 10-Q
period 2014-09-30
ForceField Energy Inc.
filed 2014-11-19
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,107,408 common shares as of November 14, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013

F-2
Interim Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2014 and the Period from April 26 through September 30, 2014 (Successor), the Period from January 1 through April 25, 2014 and for the Three and Nine Months Ended September 30, 2013 (Predecessor)

F-4	Unaudited Statements of Changes in Stockholders’ Equity for the Period from January 1, 2014 through April 25, 2014 (Predecessor) and for the Period from April 26 through September 30, 2013 (Successor)

F-6
Interim Unaudited Consolidated Statements of Cash Flows for the Period from April 26 through September 30, 2014 (Successor), the Period from January 1 through April 25, 2014 and for the Nine Months Ended September 30, 2014 and 2013 (Predecessor)

F-7	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets

	Successor	Predecessor
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$511,156	$339,011
Accounts receivable, net	2,202,461	2,955,758
Inventory, net	627,914	212,789
Prepaid expenses and other current assets	624,847	73,611
Deferred tax assets, net	13,804	91,654
Total current assets	3,980,182	3,672,823
Accounts receivable, net -- noncurrent	—	4,921
Property and equipment, net	34,637	11,636
Goodwill	3,860,054	—
Intangible assets, net	3,483,825	—
Deferred tax assets, net -- noncurrent	—	766,137
Other assets	110,964	—
Total assets	11,469,662	4,455,517

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,026,316	713,824
Accrued liabilities	617,666	281,013
Loans payable	130,000	—
Convertible debentures, net — current	100,000	—
Purchase consideration payable — working capital adjustment	240,684	—
Senior, secured promissory notes, net of discount	979,594	—
Related party payable	—	—
Income taxes payable	28,887	9,018
Total current liabilities	3,123,147	1,003,855
Convertible debentures, net of loan discounts	2,501,557	—
Earnout liability	1,186,000	—
Mandatorily redeemable preferred stock	—	1,209,891
Deferred tax liabilities, net — noncurrent	377,334	—
Other noncurrent liabilities	45,355	—
Total liabilities	7,233,393	2,213,746

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, Class A, $0.001 par value. 1,500,000 shares authorized; 949,373 shares issued and outstanding as of December 31, 2013	—	949
Common stock, Class B, $0.001 par value. 500,000 shares authorized; 303,030 shares issued and outstanding as of December 31, 2013	—	303
Common stock, $0.001 par value. 37,500,000 shares authorized; 18,012,790 shares issued and 16,550,693 outstanding as of September 30, 2014	18,013	—
Common stock held in treasury, at cost, 1,462,097 shares held at September 30, 2014	(1,166,071)	—
Additional paid-in capital	21,545,551	791,837
Accumulated earnings (deficit)	(16,230,032)	1,448,682
Accumulated other comprehensive income	17,932	—
Total ForceField Energy Inc. stockholders' equity	4,185,393	2,241,771
Noncontrolling interests	50,876	—
Total equity	4,236,269	2,241,771
Total liabilities and equity	$11,469,662	$4,455,517

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2014	2013

Sales	$1,965,705	$825,784
Cost of goods sold	1,404,318	569,882
Gross margin	561,387	255,902
Operating expenses:
Depreciation and amortization	206,501	2,559
Selling and marketing	222,633	96,021
General and administrative	1,016,012	352,647
Professional fees	235,109	4,000
Total operating expenses	1,680,255	455,227
Loss from operations	(1,118,868)	(199,325)
Other income (expense):
Interest expense, net	(115,685)	1,130
Total other income (expense)	(115,685)	1,130
Loss before income taxes	(1,234,553)	(198,195)
Provision for income taxes (benefit)	(4,571)	(120,578)
Net loss	(1,229,982)	(77,617)
Less: Accretion of preferred stock	—	23,258
Less: Net loss attributable to noncontrolling interests	(30,517)	—
Net loss attributable to ForceField Energy Inc. common stockholders	$(1,199,465)	$(100,875)

Basic and diluted loss per share attributable to ForceField Energy Inc. common stockholders	$(0.07)	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	16,255,493	1,252,403

Comprehensive loss:
Net loss	$(1,229,982)	$(77,617)
Foreign currency translation adjustment	5,484	—
Comprehensive loss	(1,224,498)	(77,617)
Comprehensive loss attributable to noncontrolling interests	(30,517)	—
Comprehensive loss attributable to ForceField Energy Inc. common stockholders	$(1,193,981)	$(77,617)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor	Predecessor
	Period from April 26 through September 30	Period from January 1 through April 25	Nine Months Ended September 30,
	2014	2014	2013

Sales	$2,958,646	$1,604,369	$3,925,587
Cost of goods sold	2,127,766	1,130,248	2,284,216
Gross margin	830,880	474,121	1,641,371
Operating expenses:
Depreciation and amortization	252,656	3,334	7,637
Selling and marketing	342,734	193,148	376,849
General and administrative	1,663,557	486,970	1,092,834
Professional fees	548,341	37,317	23,865
Total operating expenses	2,807,288	720,769	1,501,185
Income (loss) from operations	(1,976,408)	(246,648)	140,186
Other income (expense):
Interest expense, net	(177,060)	2,182	3,456
Total other income (expense)	(177,060)	2,182	3,456
Income (loss) before income taxes	(2,153,468)	(244,466)	143,642
Provision for income taxes (benefit)	(4,571)	800	13,556
Net income (loss)	(2,148,897)	(245,266)	130,086
Less: Accretion of preferred stock	—	31,054	115,713
Less: Net loss attributable to noncontrolling interests	(47,136)	—	—
Net income (loss) attributable to ForceField Energy Inc. common stockholders	$(2,101,761)	$(276,320)	$14,373

Basic and diluted earnings (loss) per share attributable to ForceField Energy Inc. common stockholders	$(0.13)	$(0.22)	$0.01

Weighted-average number of common shares outstanding:
Basic and diluted	16,201,792	1,252,403	1,252,403

Comprehensive loss:
Net income (loss)	$(2,148,897)	$(245,266)	$130,086
Foreign currency translation adjustment	(2,366)	—	—
Comprehensive income (loss)	(2,151,263)	(245,266)	130,086
Comprehensive loss attributable to noncontrolling interests	(47,136)	—	—
Comprehensive income (loss) attributable to ForceField Energy Inc. common stockholders	$(2,104,127)	$(245,266)	$130,086

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Statements of Changes in Stockholders' Equity (Predecessor)
(Unaudited)

	Common Stock, Class A		Common Stock, Class B		Additional Paid-in	Retained	Total
	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2013	949,373	$949	303,030	$303	$791,837	$1,448,682	$2,241,771

Accretion of preferred stock	—	—	—	—	—	(31,054)	(31,054)

Net loss	—	—	—	—	—	(245,266)	(245,266)

Balance, April 25, 2014	949,373	$949	303,030	$303	$791,837	$1,172,362	$1,965,451

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statement of Stockholders' Equity (Successor)
(Unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Stock	Capital	Earnings	Income	Equity	Interests	Equity

Balance, April 26, 2014	—	$—	17,234,418	$17,234	$(1,166,071)	$17,709,543	$(14,128,271)	$20,298	$2,452,733	$98,012	$2,550,745

Net loss	—	—	—	—	—	—	(2,101,761)	—	(2,101,761)	(47,136)	(2,148,897)

Change in foreign currency translation	—	—	—	—	—	—	—	(2,366)	(2,366)	—	(2,366)

Issuance of common stock in connection with sales made under private offerings	—	—	297,722	298	—	1,427,202	—	—	1,427,500	—	1,427,500

Cost of common stock issuances in connection with sales made under private offerings	—	—	—	—	—	(102,750)	—	—	(102,750)	—	(102,750)

Issuance of common stock in connection with the exercise of common stock purchase warrants	—	—	87,500	87	—	349,913	—	—	350,000	—	350,000

Cost of common stock issuances in connection with the exercise of common stock purchase warrants	—	—	—	—	—	(35,000)	—	—	(35,000)	—	(35,000)

Issuance of common stock in exchange for consulting, professional and other services	—	—	14,558	15	—	84,252	—	—	84,267	—	84,267

Issuance of common stock in lieu of cash for loans payable and other accrued obligations	—	—	44,063	44	—	206,206	—	—	206,250	—	206,250

Issuance of common stock in connection with entering into a letter of intent to acquire a business	—	—	25,000	25	—	136,975	—	—	137,000	—	137,000

Issuance of common stock in connection with the acquisition of a business	—	—	289,529	290	—	1,647,130	—	—	1,647,420	—	1,647,420

Issurance of common stock for acquisition costs	—	—	20,000	20	—	109,580	—	—	109,600	—	109,600
Recognition of beneficial conversion feature related to convertible debentures	—	—	—	—	—	12,500	—	—	12,500	—	12,500

Balance, September 30, 2014	—	$—	18,012,790	$18,013	(1,166,071)	$21,545,551	$(16,230,032)	$17,932	$4,185,393	$50,876	$4,236,269

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Period from April 26 through September 30	Period from January 1 through April 25	Nine Months Ended September 30,
	2014	2014	2013

Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,148,897)	$(245,266)	$130,086
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	252,656	3,334	7,637
Amortization of debt discount	59,171	—	—
Provision for recovery of doubtful accounts	3,774	(32,967)	(125,845)
Common stock issued for acquisition costs	109,600	—	—
Common stock issued in exchange for services	84,267	—	—
Changes in operating assets and liabilities:
Accounts receivable	(110,863)	1,285,233	3,899,707
Inventory	(225,989)	9,307	59,241
Prepaid expenses and other current assets	(21,713)	(51,216)	(28,252)
Other assets	(10,254)	—	—
Accounts payable	323,654	(487,915)	(671,899)
Accrued liabilities	255,721	(120,270)	(539,907)
Income taxes payable and other noncurrent liabilities	(4,438)	(5,571)	—
Net cash provided by (used in) operating activities	(1,433,311)	354,669	2,730,768

Cash flows from investing activities:
Cash consideration for acquisition of business, net of cash acquired	(3,180,932)	—	—
Notes receivable	(150,000)	—	—
Purchase of fixed assets	(5,577)	(2,768)	(4,845)
Net cash used in investing activities	(3,336,509)	(2,768)	(4,845)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,324,750	—	—
Proceeds from the exercise of common stock purchase warrants, net of issuance costs	315,000	—	—
Proceeds from the issuance of convertible debentures	500,000	—	—
Proceeds from loans payable	130,000	—	—
Proceeds from related party loans payable	75,000	—	—
Dividend and redemption payments on preferred stock	—	(283,000)	(2,050,000)
Net cash provided by (used in) financing activities	2,344,750	(283,000)	(2,050,000)

Effect of exchange rates on cash and cash equivalents	(1,537)	—	—
Net increase (decrease) in cash and cash equivalents	(2,426,607)	68,901	675,923
Cash and cash equivalents at beginning of period	2,937,763	339,011	216,729
Cash and cash equivalents at end of period	$511,156	$407,912	$892,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$114,819	$—	$150
Cash paid for income taxes	$4,716	$—	$351,069

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$1,647,420	$—	$—
Common stock issued with letter of intent to acquire a business	$137,000	$—	$—
Common stock issued to reduce loans payable and other accrued liabilities	$206,250	$—	$—
Debt issued related to acquisition of business	$1,000,000	$—	$—
Working capital adjustment payable related to acquisition of business	$1,329,528	$—	$—
Contingent purchase consideration	$1,186,000	$—	$—
Discount for beneficial conversion features on convertible debentures	$12,500	$—	$—
Discount for fair value adjustment on promissory notes	$34,981	$—	$—
Accretion of preferred stock	$—	$31,504	$115,713

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements
September 30, 2014
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. and its subsidiaries (“ForceField” or the “Company”) collectively form an international organization that offers products and solutions which promote improved energy efficiency and sustainable energy technology. ForceField is primarily a distributor and installer of light emitting diode (“LED”) and other energy efficient lighting products. Through its wholly-owned subsidiaries 17th Street ALD Management Corp (“American Lighting” or “ALD”), based in San Diego, California, ForceField Energy USA Inc. which includes the assets of Catalyst LED’s LLC (“FFE USA”) and ForceField Energy SA (“FFE SA”), based in San Jose, Costa Rica, the Company has completed commercial lighting installations for varying organizations and facilities spanning numerous industries. Furthermore, through its 50.3% owned subsidiary TransPacific Energy, Inc. (“TPE”), based in Carlsbad, California, the Company is a licensee of renewable energy technology that utilizes modular recovery systems to convert waste heat generated from manufacturing and other sources into clean electricity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisition of American Lighting

On April 25, 2014, the Company acquired American Lighting, a leading energy-efficient, commercial lighting specialist based, in San Diego, California (see Note 6 – Business Combinations).

Predecessor and Successor Reporting

The ALD transaction was accounted for under purchase accounting. ALD is deemed the Predecessor and ForceField is the Successor for the purpose of financial reporting under the rules of the Securities and Exchange Commission (“SEC”). The assets and liabilities of ALD are recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction have been reflected in the books of ForceField, resulting in assets and liabilities of the Company being recorded at fair value at April 25, 2014. Therefore the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited, FFE USA, FFE SA, and American Lighting; and its 50.3% owned subsidiary TPE. Predecessor account balances and results of operations for the current year period are effective through April 30, 2014 as the impact of transactions recorded from April 26, 2014 through April 30, 2014 was not material. All intercompany accounts and transactions are eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2013 as presented in the Company’s Annual Report on Form 10-K filed on April 15, 2014 with the SEC and with the audited financial statements for American Lighting as of December 31, 2013 as presented in Exhibit 99.1 on the Company’s Form 8-K/A filed on July 11, 2014 with the Securities and Exchange Commission.

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

Revenue recognition

The Company recognizes revenue from both direct customer sales and rebates from utility companies.  Revenue from direct customer sales is recognized once the Company has established that (i) there is evidence of an arrangement; (ii) delivery has occurred and the performance obligation is substantially complete; (iii) the fee is fixed or determinable; and (iv) collection is probable, which typically occurs at the completion of each energy-efficient lighting retrofit.

Revenue from rebates from utilities is recognized upon the completion of each eligible energy-efficient lighting retrofit. On eligible lighting retrofit projects, these rebates are simultaneously credited against the quoted sales price and assigned to the Company by the customer. The Company is responsible for the application of the rebate, and bears the risk of any loss from the verification and collection of the rebate. For the three and nine month periods ended September 30, 2014, revenue from rebates from utilities totaled $280,827 and $1,373,613, respectively, as compared to $291,053 and $1,628,643 during the corresponding periods in the prior year.

Certain rebates from utility companies are subject to refund rights in the event that specified energy savings are not met. The Company assesses each retrofit project subject to refund rights to determine if the estimated energy savings are likely to be met. As of September 30, 2014 and December 31, 2013, there were no retrofit projects subject to this refund right that were not expected to meet the specified energy savings.

The utilities providing the retrofit rebate, at their discretion, can audit the Company's customer installations prior to payment. These audits often result in an adjustment to the rebate, which is netted against revenues. A reserve for adjustments was recorded based upon current period sales and the Company’s historical experience factor in recording such rebate adjustments. For the three and nine month periods ended September 30, 2014, adjustments to rebates from utilities totaled $3,446 and $65,592, respectively, as compared to $6,779 and $31,126 during the corresponding periods in the prior year. These amounts are netted in the Company’s accounts receivable and revenue.

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

For amounts due from direct customers, the Company has a non-interest-bearing payment plan for accounts receivable under which customers make installment payments of equal amounts over predetermined terms, usually a two-year period. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, Receivables, the Company estimates the present value of the payment plan for accounts receivable using imputed interest at the Company's borrowing rate at the end of the year (6.25% as of September 30, 2014 and December 31, 2013).

The Company's long-term receivables are considered financing receivables. The credit quality of these customers is evaluated on an ongoing basis and the allowance for doubtful accounts is adjusted for any changes in assessed risk. During the successor period of April 26, 2014 through September 30, 2014, the Company recorded an increase of $3,774 in the provision and recorded $-0- in write offs. During the predecessor period of January 1, 2014 through April 25, 2014 and for the nine months ended September 30, 2013, the Company recorded a decrease of $32,967 and $125,845, respectively and $-0- in write-offs for both periods.

The difference between the present value and face value is recorded as unamortized discounts, which will be amortized over the term of the payment plan. The allowance for discounts on deferred payment plan accounts receivable was $5,283 and $12,016 as of September 30, 2014 and December 31, 2013, respectively. The Company recorded $7,640 of interest income from deferred payment plan accounts receivable during the successor period of April 26, 2014 through September 30, 2014. The Company recorded $4,217 of interest income from deferred payment plan accounts receivable during the predecessor period of January 1, 2014 through April 25, 2014. The Company recorded $3,593 of interest income from deferred payment plan accounts receivable during the nine month predecessor period ended September 30, 2013.

For rebate receivables from utilities, the Company typically is entitled to receive a portion of such amounts upon completion of the project, and the remaining portion after specified conditions are proven to have been met.

Customer concentrations

During the successor period of April 26, 2014 through September 30, 2014, the Company had one customer that accounted for 16.9% of revenues and another that accounted for 11.1% of accounts receivable. During the predecessor period of January 1, 2014 through April 25, 2014, the Company had one customer that accounted for 21.6% of revenues and another two customers that accounted for 25.1% of accounts receivable. For the nine month predecessor period ended September 30, 2013, the Company had one customer that accounted for 28.9% of revenues and two customers that accounted for 33.1% of accounts receivable.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market value. Cost is determined on a first-in, first-out ("FIFO") basis. Inventory is reviewed periodically for slow-moving and obsolete items. The Company believes that no reserve for obsolete inventory is necessary as of September 30, 2014 and December 31, 2013.

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

Impairment of long-lived assets

In accordance with ASC 360, Property, Plant, and Equipment, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the undiscounted cash flows associated with the use of the asset. The Company has not recognized any impairment losses for the periods ended September 30, 2014 and December 31, 2013.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3
Earnout liability	—	—	$1,186,000

The fair value of the earnout liability relates to the contingent consideration for the American Lighting acquisition and was estimated using a Monte-Carlo simulation model to determine the probabilities of reaching the revenue and EBITDA targets over the earnout periods. Key assumptions include American Lighting achieving annual revenues ranging from $7.9 million to $13.0 million and EBITDA ranging from $1.0 million to $2.2 million over the earnout period. The weighted average probabilities were discounted to present value using a discount rate of 20.9%.

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

3.	ACCOUNTS RECEIVABLE, NET

The following table summarizes the composition of the Company’s accounts receivable, net at September 30, 2014 and December 31, 2013:

	Successor	Predecessor
	September 30, 2014	December 31, 2013

Accounts receivable	$2,322,074	$3,113,976
Allowance for doubtful accounts	(119,613)	(153,297)
Net accounts receivable	2,202,461	2,960,679
Less: Noncurrent portion of accounts receivable, net	(—)	(4,921)
Current portion of accounts receivable, net	$2,202,461	$2,955,758

4.	INVENTORY

The following table summarizes the composition of the Company’s inventory at September 30, 2014 and December 31, 2013:

	Successor	Predecessor
	September 30, 2014	December 31, 2013

Work in process	$209,895	$19,006
Finished goods	418,019	193,783
Total	$627,914	$212,789

5.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2014 and December 31, 2013 were comprised of the following:

	Successor	Predecessor
	September 30, 2014	December 31, 2013

Computers and equipment	$99,984	$87,996
Furniture and fixtures	45,970	25,780
Leasehold improvements	47,370	46,685
Total property and equipment, gross	193,324	160,461
Less: Accumulated depreciation	(158,687)	(148,825)
Total property and equipment, net	$34,637	$11,636

The Company recorded depreciation expense of $5,767 during the successor period of April 26, 2014 through September 30, 2014 and $3,334 during the predecessor period of January 1, 2014 through April 25, 2014. For the nine month predecessor period ended September 30, 2013, the Company recorded depreciation expense of $7,637.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

6.	BUSINESS COMBINATIONS

Acquisition of American Lighting

On April 25, 2014, the Company completed the acquisition of American Lighting. Under the terms of the stock purchase agreement, ForceField paid $2.5 million in cash, issued $1.6 million of its restricted common stock and $1.0 million in 5% senior secured notes in exchange for all of the outstanding equity of ALD; or total agreed upon purchase consideration of $5.1 million. The 289,529 shares of ForceField’s common stock issued are subject to an initial twelve month restrictive period and are then released in equal monthly installments over the following six months.

The sellers are also entitled to receive $1,329,528 in post-closing cash payments for the excess working capital, as defined by the agreement, on ALD’s closing balance sheet. These amounts were subject to certain adjustments, and are payable from time to time upon collection of certain accounts receivables identified as of the transaction closing date. As of September 30, 2014, the remaining balance of the excess working capital obligation was $240,684.

Additionally, the former stockholders will have the opportunity for contingent, earn-out payments of up to $2.0 million if certain revenue and EBITDA thresholds are achieved over the three-year post-closing period. The earn-out payments, if made, shall be equally allocated between cash and restricted common stock.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration:
Cash and cash equivalents	$2,500,000
Common stock, 289,529 shares of ForceField common stock	1,647,420
Senior, secured promissory notes, net of discount of $34,981	965,019
Working capital adjustment payable to sellers	1,329,528
Contingent purchase consideration—earnout liability	1,186,000
Fair value of total consideration	$7,627,967

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets:
Cash and cash equivalents	$407,912
Trade receivables	1,708,411
Inventory	203,483
Other current assets	126,195
Property and equipment	11,071
Deferred tax assets	54,874
Identifiable intangible assets:
Production backlog	108,000
Non-compete agreements	265,000
Trade name	1,385,000
Financial liabilities:
Accounts payable and accrued liabilities	(322,183)
Total identifiable net assets	3,947,763
Goodwill	3,680,204
$7,627,967

In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $1.0 million promissory note and its related interest to be $965,019. As a result, the Company recorded a discount against the promissory notes of $34,981. The discount is being amortized using the effective interest method over the life of the notes. For the nine months ended September 30, 2014, the Company recorded $14,575 in interest expense related to the note discount. The remaining discount balance at September 30, 2014 was $20,406.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the value of the potential expanded market opportunity with new customers. The goodwill is not expected to be deductible for tax purposes.

In determining the purchase price allocation, the Company considered, among other factors, how a market participant would likely use the acquired assets. The estimated fair value of intangible assets was based on the income approach. The income approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate, which accounts for the time value of money and the degree of risk inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief-from-royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The “relief-from-royalty” method was used to value the trade names acquired from American Lighting. The “relief-from-royalty” method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The key assumptions in the prospective cash flows include a15% compound annual sales growth rate over the five years period subsequent to the acquisition. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names acquired were as follows: royalty rate of 2.0%, discount rate of 17.5%, and a tax rate of 40.0%. The trade names are expected to be used indefinitely and the value includes a terminal value, based on a long-term sustainable growth rate of 3.5%, of the after-tax royalty savings determined using a form of the Gordon Growth model.

The “with and without” method was used to value the non-compete agreement which will be amortized over three years.

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

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration:
Cash and cash equivalents	$200,000
Common stock, 5,000 shares of ForceField common stock	29,850
Fair value of total consideration	$229,850

Recognized amount of identifiable assets acquired and liabilities assumed:
Identifiable intangible asset – non-compete agreement	50,000
Total identifiable net assets	50,000
Goodwill	179,850
229,850

The “with and without” method was used to value the non-compete agreement which will be amortized over twenty-three months. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the value of the potential expanded market opportunity with new customers. The goodwill is not expected to be deductible for tax purposes

7.	GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the composition of the Company’s goodwill at September 30, 2014:

September 30, 2014

Goodwill – American Lighting	$3,680,204
Goodwill – Catalyst LED’s	179,850
Total	$3,860,054

The following table summarizes the composition of the Company’s intangible assets at September 30, 2014:

		September 30, 2014
	Amortization	Gross		Net
	Period	Carrying	Accumulated	Book
	(Years)	Amount	Amortization	Value

Intangible assets subject to amortization:
Production backlog	0.5	$108,000	(90,000)	18,000
Non-compete agreements	3.0	315,000	(47,917)	267,083
Exclusive distribution rights	5.0	780,000	$(325,000)	$455,000
Technology	15.0	1,583,000	(224,258)	1,358,742
Subtotal		2,786,000	(687,175)	2,098,825
Intangible assets not subject to amortization:
Trade names	—	1,385,000	—	1,385,000
Total		$4,171,000	$(687,175)	$3,483,825

On August 27, 2012, the Company entered into a five year distribution agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. (“Lightsky”) located in Shanghai, China whereby ForceField became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico. Lightsky is an established manufacturer and seller of numerous patented LED lighting products in China and throughout Asia. ForceField issued 150,000 shares of its restricted common stock valued at $780,000, which represents the trading price of $5.20 per share of the Company’s common stock on the date of the transaction, as consideration for the rights. This amount is being amortized using the straight-line method over the five year expected life of the distribution rights. The shares were restricted for an eighteen-month period from their date of issuance. In order to maintain its exclusivity and qualify for any automatic renewal periods beyond the five-year period, ForceField must achieve certain performance milestones.

The Company recorded amortization expense for intangible assets subject to amortization of $246,889 during the successor period of April 26, 2014 through September 30, 2014. No amortization expense was recorded during the predecessor periods in 2014 and 2013.

8.	INCOME TAXES

As of September 30, 2014, the significant components of deferred tax assets include temporary differences in intangible assets, bad debt allowance and accrued vacation.

As of September 30, 2014, the Company had federal, state and foreign net operating loss carryforwards aggregating approximately $10.6 million that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033.

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

The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measured the unrecognized tax benefits associated with the tax positions. As of September 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $34,895 and nil, respectively, that mainly related to state and city tax. The unrecognized tax benefit is recorded as non-current liabilities because the related payment is not anticipated within one year of the balance sheet date.

9.	DEBT

Convertible Debentures

The following table summarizes the composition of the Company’s convertible debentures at September 30, 2014:

September 30, 2014

7% Convertible debentures	$200,000
9% Convertible debentures	2,650,000
Less: Loan discounts	(248,443)
Convertible debentures, net of loan discounts	2,601,557
Less: Current portion of convertible debentures, net	100,000
Noncurrent portion of convertible debentures, net	$2,501,557

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

During the year ended December 31, 2013, the Company completed the private placement of seven unsecured, convertible debentures for gross proceeds of $1,750,000 with six different investors. These debentures carry an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $5.00 per share, or 350,000 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 291,667 shares of the Company’s common stock if converted during the second or third year following issuance. During the same year, the Company also completed the private placement of three unsecured, convertible debentures for gross proceeds of $150,000 with three different investors. These debentures carry an interest rate of 7% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $7.00 per share, or 21,429 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $9.00 per share, or 16,667 shares of the Company’s common stock if converted during the second or third year following issuance.

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

On September 24, 2014, the Company completed the private placement of an unsecured, convertible debenture in the amount of $500,000.  The debenture carries an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $6.00 per share, or 83,333 shares of the Company’s common stock if converted within the first year of issuance or a fixed conversion price of $8.00 per share, or 62,500 shares of the Company’s common stock if converted during the second or third year following issuance.

Each of the convertible debentures issued by the Company were analyzed for beneficial conversion features. For certain issuances, the Company concluded that a beneficial conversion feature was present. These beneficial conversion features were measured using the commitment-date stock prices and were determined to aggregate $333,590. This amount was recorded as a discount to the principal value of the convertible debentures and is amortized on a straight-line basis against interest expense over the term of the convertible debentures. The unamortized debt discount related to these beneficial conversion features totaled $248,443 as of September 30, 2014. The amortized amount recorded as interest expense totaled $44,596 for the five month successor period ended September 30, 2014.

The Company also analyzed its convertible debentures for derivative accounting consideration and determined that derivative accounting was not applicable.

Senior, Secured Promissory Notes

On April 25, 2014, the Company issued promissory notes for an aggregate principal amount of $1,000,000 to the former stockholders of American Lighting in connection with its acquisition. The promissory notes carry an interest rate of 5% per annum, payable at maturity, for a one year term and are secured by the assets of ALD. In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $1.0 million promissory note and its related interest to be $965,019. As a result, the Company recorded a discount against the promissory notes of $34,981. The discount is being amortized using the effective interest method over the life of the notes. For the nine months ended September 30, 2014, the Company recorded $14,575 in interest expense related to the note discount. The remaining discount balance at September 30, 2014 was $20,406.

Loans Payable

On September 5, 2014, the Company received $130,000 from a third party in the form of a demand loan bearing interest at a rate of 9% per annum.

Related Party Loans Payable

On June 10, 2014, ForceField’s Executive Chairman loaned the Company $75,000 for an undefined term on an interest free basis. This loan was repaid with the issuance of 15,000 shares of the Company’s common stock on July 30, 2014.

10.	MANDATORILY REDEEMABLE NON-CONVERTIBLE CUMMULATIVE PREFERRED STOCK

Prior to being acquired on April 25, 2014, American Lighting, the predecessor company, was authorized to issue 1,000,000 shares of mandatorily redeemable non-convertible cumulative preferred stock ("Preferred Stock"). In 2003, the Company issued 410,000 shares of its Preferred Stock, of which 294,480 had been redeemed as of December 31, 2013. The following are descriptions of rights and privileges of the Preferred Stock:

Dividend provisions

The holders of Preferred Stock were entitled to receive cumulative, preferential dividends on outstanding shares at a rate of 8%, compounded on a quarterly basis until declared and paid. Such dividends were payable in preference to any dividends for common stock declared by the ALD Board of Directors. When the preferred stock dividends were not declared or paid, the 8% preferential dividend was accreted and added to the value of the Preferred Stock. During the year ended December 31, 2013, the Company accreted and paid/declared dividends of $139,436 and $278,605, respectively.

Voting rights

Preferred Stock carried no voting rights, except the stockholders had the right to vote for each share on matters of amending the Certificate of Incorporation regarding Preferred Stock rights or the issuance of additional in-parity or senior shares.

Redemption feature

The terms of the Preferred Stock required that the Company redeem, and the holders of the outstanding Preferred Stock shall sell to the Company, outstanding Preferred Stock for an amount per share equal to the Preferred Stock stated value plus any unpaid cumulative dividends earned. In the event that the Company has "Net Cash Flow" (an amount calculated as 56.25% of the Company's net income, after provision for income taxes at an assumed annual rate of 43.84%, plus depreciation, plus amortization, plus any negative change in working capital, less any positive change in working capital, and less capital expenditures), mandatory redemption on a pro rata basis must be made annually, within 90 days of the Company's fiscal year end, until all of the shares of Preferred Stock issued and outstanding had been redeemed. During the year ended December 31, 2013, the Company redeemed shares with a total value of $1,944,582. Under the Preferred Stock terms, the redemption represented a liability of American Lighting. At December 31, 2013, the Company had recorded a liability of $1,209,891.

On April 25, 2014, concurrent with the closing of the ALD acquisition, all obligations related to the mandatorily redeemable non-convertible cumulative preferred stock were fully satisfied.

11.	STOCKHOLDERS’ EQUITY

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either September 30, 2014 or December 31, 2013.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 18,012,790 shares of common stock issued and 16,550,693 shares of common stock, net of shares held in treasury, outstanding as of September 30, 2014.

Common Stock Held in Treasury at Cost

On February 19, 2014, the Company reacquired 1,462,097 shares of its common stock in the divestiture of the 60% equity investment in its former China based subsidiary, Wendeng He Xie Silicon Co., Ltd. The common stock is held in treasury by the Company.

Common Stock Issued in Private Placements

During the nine month period ended September 30, 2014, the Company accepted subscription agreements from investors and issued 455,500 shares of its common stock with an equal number of stock purchase warrants, and issued an additional 104,000 shares of common stock from the exercise of stock purchase warrants for gross proceeds totaling $2,668,500. The cost of these issuances was $226,850.

Common Stock Issued in Exchange for Services

During the nine month period ended September 30, 2014, the Company issued 525 shares of its common stock valued at $3,166 for promotional activities and 11,000 shares of its common stock valued at $65,340 for investor relations services. Additionally, the Company issued 9,492 shares of its common stock valued at $54,000 to its three independent directors in accordance with their board compensation agreements. Lastly, the Company issued 5,000 shares of its common stock valued at $26,300 to an employee as compensation. Each of these share issuances were valued based upon the closing trading share price of the Company’s common stock on their respective dates of award.

Common Stock Issued in Lieu of Cash for Loans Payable and Other Accrued Obligations

On July 30, 2014, the Company issued 30,000 shares of its restricted common stock to its Executive Chairman in lieu of cash to satisfy a loan payable and accrued compensation aggregating $150,000. On September 17, 2014, the Company issued 14,063 of its restricted common stock in lieu of cash to satisfy accrued interest on a convertible debenture totaling $56,250 due to its holder.

Common Stock Issued upon Entering a Letter of Intent to Acquire a Business

On July 28, 2014, the Company issued 25,000 shares of its restricted common stock valued at $5.48 per share, or $137,000, upon entering into a non-binding letter of intent to acquire the business of an undisclosed third party.

Common Stock Issued in the Acquisition of a Business

On April 2, 2014, the Company issued 5,000 shares of its restricted common stock valued at $5.97 per share, or $29,850, in connection with the February 2014 acquisition of the assets of Catalyst. On April 25, 2014, the Company issued 289,529 shares of its restricted common stock valued at $5.69 per share, or $1,647,420, in connection with the April 2014 acquisition of the stock of American Lighting.

Common Stock Issued for Acquisition Costs

On July 28, 2014, the Company issued 20,000 non-refundable shares of its restricted common stock valued at $5.48 per share, or $109,600, for acquisition costs upon entering into a letter of intent to acquire the business of ESCO Energy Services Company.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at September 30, 2014. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, April 25, 2014	912,778	$4.18	0.63
Warrants issued	287,722	$4.96	—
Warrants exercised	(87,500)	$—	—
Warrants expired	(50,000)	$—	—
Balance September 30, 2014	1,063,000	$4.45	0.44

The remaining contractual life of the warrants outstanding as of September 30, 2014 ranges from 0.03 to 1.0 years.

During the nine months ended September 30, 2014, the Company issued 87,500 shares of its common stock for gross proceeds totaling $350,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $35,000.

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

The lawsuit was filed after the parties had reached tentative agreement to resolve all matters in dispute and while the parties were in the process of negotiating a binding term sheet to document same. Plaintiffs claim various breaches by ForceField of the Share Exchange Agreement dated May 10, 2012 between ForceField, ACME Energy, Inc., Apela Holdings, and ABH Holdings, which lawsuit seeks unspecified damages in excess of $25,000. ForceField disputes all of these allegations by Plaintiffs, contends they lack basis in fact and law, intends to vigorously defend against them, and is asserting its own claims against in the appropriate venue. ForceField has recently moved to compel the entire case to arbitration pursuant to the arbitration clause in the Share Exchange Agreement.  That motion is current set for hearing in March 2015.

On July 14, 2014, ForceField, pursuant to the arbitration clause in the Share Exchange Agreement, commenced an arbitration suit against TPE, Anne Howard, Samuel Sami, and ACME Energy, Inc. (collectively, the “Respondents”) before the American Arbitration Association in New York City.  ForceField asserts claims for breach of the Share Exchange Agreement, breach of fiduciary duty, intentional interference with contractual relations, fraudulent inducement, and breach of implied covenant, for Respondents’ conduct denying ForceField’s contractual right to make equity investments in TPE, diluting ForceField’s ownership in TPE, and otherwise harming the value of ForceField’s investments in TPE. Respondents filed a challenge to the arbitrators’ jurisdiction, which ForceField plans to oppose. Respondents also filed counterclaims that are similar in substance to the claims they assert in the San Diego lawsuit. Again, ForceField disputes the Respondents’ allegations and plans to vigorously defend against them.  ForceField anticipates that this arbitration suit will proceed in the near term although arbitrators have yet to be selected and no schedule has been entered.

No amounts have been accrued on the financial statements for any loss contingency because the Company deems the claims to be without merit and the amounts involved indeterminable.

13.	SEGMENT INFORMATION

The Company’s operations are comprised of three reportable segments for financial reporting purposes. The LED segment includes the operations of ForceField USA Inc., ForceField Energy SA and 17th Street ALD Management Corp., all of which are also reporting units. Collectively, these businesses sell, distribute and install energy efficient, commercial lighting products. The ORC segment includes the operations of TransPacific Energy, Inc., which is also a reporting unit. The company designs and installs proprietary modular Organic Rankine Cycle units utilizing patented multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy. The Corporate segment includes the operations, all of which are administrative or executive, of ForceField Energy Inc. and SunSi Energies Hong Kong Limited.

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

Segment Results

The following table sets forth operations by segment during the three month successor period ended September 30, 2014:

	LED	ORC	Corporate	Consolidated

Sales	$1,965,705	$—	$—	$1,965,705
Cost of goods sold	1,404,318	—	—	1,404,318
Gross margin	561,387	—	—	561,387
Operating expenses:
Depreciation and amortization	179,230	26,383	888	206,501
Selling and marketing	221,675	958	—	222,633
General and administrative	446,331	1,395	568,286	1,016,012
Professional fees	9,034	32,692	193,383	235,109
Total operating expenses	856,270	61,428	762,557	1,680,255
Loss from operations	(294,883)	(61,428)	(762,557)	(1,118,868)
Other income (expense):
Interest expense, net	2,105	23	(117,813)	(115,685)
Total other income (expense)	2,105	23	(117,813)	(115,685)
Loss from operations before income taxes	(292,778)	(61,405)	(880,370)	(1,234,553)
Provision for income taxes (benefit)	(4,571)	—	—	(4,571)
Net loss	$(288,207)	$(61,405)	$(880,370)	$(1,229,982)

The following table sets forth operations by segment during the successor period of April 26, 2014 through September 30, 2014:

	LED	ORC	Corporate	Consolidated

Sales	$2,958,646	$—	$—	$2,958,646
Cost of goods sold	2,127,766	—	—	2,127,766
Gross margin	830,880	—	—	830,880
Operating expenses:
Depreciation and amortization	207,279	43,972	1,405	252,656
Selling and marketing	341,776	958	—	342,734
General and administrative	740,569	13,280	909,708	1,663,557
Professional fees	10,315	36,690	501,336	548,341
Total operating expenses	1,299,939	94,900	1,412,449	2,807,288
Loss from operations	(469,059)	(94,900)	(1,412,449)	(1,976,408)
Other income (expense):
Interest expense, net	7,805	54	(184,919)	(177,060)
Total other income (expense)	7,805	54	(184,919)	(177,060)
Loss from operations before income taxes	(461,254)	(94,846)	(1,597,368)	(2,153,468)
Provision for income taxes (benefit)	(4,571)	—	—	(4,571)
Net loss	$(456,683)	$(94,846)	$(1,597,368)	$(2,148,897)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported. All operations reported in the predecessor periods are attributable to the Company’s LED segment.

Total Assets

The following table sets forth the total assets by segment at September 30, 2014 and December 31, 2013:

	LED	ORC	Corporate	Consolidated

Total assets:
2014	$8,907,739	$1,676,737	$885,186	$11,469,662
2013	$4,455,517	$—	$—	$4,455,517

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of goodwill and intangible and long-lived assets by segment at September 30, 2014 and December 31, 2013:

	LED	ORC	Corporate	Consolidated

Intangible assets:
2014	$2,125,083	$1,358,742	$—	$3,483,825
2013	$—	$—	$—	$—
Goodwill by segment
2014	$3,860,054	$—	$—	$3,860,054
2013	$—	$—	$—	$—
Property, plant and equipment:
2014	$16,965	$—	$17,672	$34,637
2013	$11,636	$—	$—	$11,636

Customer Concentration and Credit Risk

During the three month successor period ended September 30, 2014, the LED segment had two customers that accounted for 24.8% and 11.0%, respectively, of revenues. During the successor period of April 26, 2014 through September 30, 2014, the LED segment had one customer that accounted for 16.9% of revenues and another that accounted for 12.3% of accounts receivable. During the predecessor period of January 1, 2014 through April 25, 2014, the LED segment had one customer that accounted for 21.6% of revenues and another two customers that accounted for 25.1% of accounts receivable. For the nine month predecessor period ended September 30, 2013, the LED segment had one customer that accounted for 28.9% of revenues and two customers that accounted for 33.1% of accounts receivable.

During the successor period of April 26, 2014 through September 30, 2014, the ORC segment had one customer that accounted for 100% of accounts receivable. The ORC segment did not record any sales during the successor period of April 26, 2014 through September 30, 2014. Furthermore, no customer sales or customer account balances were included within the predecessor periods’ results.

Geographic Information

During the successor period of April 26, 2014 through September 30, 2014, all of the Company’s sales were generated within the United States with the exception of $29,303 in sales produced in Costa Rica. During the predecessor period of January 1, 2014 through April 25, 2014, all of the Company’s sales were made within the United States. For the three and nine month predecessor periods ended September 30, 2013, all of the Company’s sales were made within the United States.

14.	SUBSEQUENT EVENTS

On October 17, 2014 (the “Closing”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with ESCO Energy Services Company, a Massachusetts corporation (“ESCO”) and Mitchell Barack (the “Seller”) the holder of all of ESCO’s outstanding common stock (the “ESCO Outstanding Equity”). Pursuant to the Purchase Agreement, the Company acquired (the “Acquisition”) all the ESCO Outstanding Equity from the Seller for an aggregate purchase price of $7.5 million consisting of the following:

●	A cash payment of $1,000,000 to the Seller;
●
The issuance of 366,845 shares (the “Share Consideration”), of the Company’s restricted common stock (the “Common Stock”) to the Seller and 87,700 restricted shares of Common Stock to certain employees of ESCO (the “Employee Shares”) valued at $2.5 million;

●
The issuance to the Seller of two secured promissory notes of the Company (the “Seller Notes”) consisting of: a $2.075 million note bearing interest at 6.02% per annum due in April 2016, and a $1.075 million note due on November 16, 2014. In addition, as part of the transaction, the Company recorded a liability to the ESCO employees that received Employee Shares, in the aggregate amount of $850,000 (of which $425,000 is payable upon the maturity of the $2.075 million note, and the remaining $425,000 is payable upon the maturity of the $1.075 million note).

The $2.075 million note is secured by 687,500 shares of restricted Common Stock, pursuant to a Stock Pledge Agreement between the Company and the Seller (the “Pledge Agreement”), and the $1.075 million note is secured by all of the assets of ESCO. $425,000 is payable upon the maturity of the $2.075 million note, and the remaining $425,000 is payable upon the maturity of the $1.075 million note. All of the Sellers Notes and payments due to the ESCO employees may be repaid before maturity without the Company incurring any prepayment penalty. Concurrent with the Closing, the Company paid approximately $1.5 million in cash to retire all of the bank debt on ESCO’s balance sheet.

Pursuant to the Purchase Agreement, the Seller will have the opportunity to earn up to $5.0 million in additional purchase consideration (the “Earnout Payments”) upon the achievement by ESCO of certain agreed upon post-closing operating EBITDA performance milestones ranging from $2.0-$3.0 million calculated on a trailing twelve-month basis. The Earnout Payments, if any, are payable in 50% in cash and 50% in shares of restricted Common Stock (the “Earnout Shares”). Accordingly, if the maximum Earnout Payment is earned, then the Seller will be entitled to receive a cash payment of $2.5 million and that number of shares of restricted Common Stock having a market value of $2.5 million.

In connection with the issuance of the Share Consideration, the Seller entered into a Lock-Up Agreement (the “Lockup Agreement”), pursuant to which the Seller agreed not to sell or transfer any of the Share Consideration for a period of 12 months following the Closing (the “Lock Up Period”). After the Lock-Up Period, the Seller agreed not to sell or transfer more than 16 2/3% of any of the Share Consideration per month for a period of 6 months. With respect to any Earnout Shares issued, the Seller agreed not to sell or transfer any Earnout Shares for a period of 6 months after the issuance of such Earnout Shares.

As an additional inducement for the Seller to enter into the Purchase Agreement, Endeavor Enterprises LLC Ltda. (“Endeavor”), which is owned by the Company’s Executive Chairman, agreed to place 800,000 shares of restricted Common Stock he owned into an escrow account (the “Escrow Shares”). In the event that on the one year anniversary of the Closing, the weighted-average closing price per share of the Common Stock as quoted on NASDAQ for the thirty (30) trading days prior to and including October 16, 2015 (the “Share Value”), is less than $5.75 per share (the “Minimum Value”); then the escrow agent shall transfer to the ESCO employees and the Seller that number of Escrow Shares determined by taking the difference between the Minimum Value and the Share Value and multiplying that number times the number of shares that each ESCO employee and the Seller received at Closing and then dividing that number by the Share Value.

On October 13, 2014 the Company received $1,000,000 in loan proceeds from an accredited investor pursuant to the terms of a Secured Promissory Note (“Promissory Note”).  The Promissory Note is due and payable in full by the Company on December 5, 2014.  As consideration for loaning these proceeds to the Company, the investor will receive a $40,000 fee payable along with the principal on the December 5, 2014 maturity date. This loan is secured by 1,000,000 common restricted shares of the Company’s stock owned by its Executive Chairman.

On November 4, 2014, the Company received $610,000 in loan proceeds from an accredited investor pursuant to the terms of an unsecured, convertible promissory note. The note carries an interest rate of 9% per annum for a seventeen (17) month term with a fixed conversion price of $5.50 per share, or 110,909 shares of the Company’s common stock. The principal and interest are payable in twelve (12) equal installments commencing April 30, 2015. As consideration for loaning these proceeds to the Company, the investor received 15,000 shares of the Company’s restricted common stock.

From October 1, 2014 through November 18, 2014, the Company accepted subscription agreements from investors and issued 202,000 shares of its common stock with an equal number of stock purchase warrants, and issued an additional 181,250 shares of common stock from the exercise of stock purchase warrants for gross proceeds totaling $1,735,000. The cost of these issuances was $165,000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: general economic, market or business conditions; general stock market performance; an increasingly competitive business environment; changing regulatory conditions or requirements; changing alternative energy technologies; our ability to generate revenues from ORC units and LED lighting sales; entering into definitive agreements or contracts on LED trials currently in process, obtaining financing for ORC and LED installations; the acceptance of the lighting market to LED technology; raising sufficient capital to fund our acquisition strategy as well as raising sufficient working capital for operations; the price of electricity in various jurisdictions worldwide; the market acceptance of the ORC technology; the profitability of ALD and ESCO; and our ability to integrate the ALD and ESCO acquisitions in the Company. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information concerning our business, including other factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

LED LIGHTING OVERVIEW

LED Lighting Distribution

In the United States we are marketing LED products through our wholly-owned subsidiary FFE USA, which was incorporated in 2012 and through ALD which was acquired in April 2014. In March 2013 we formed a subsidiary in Costa Rica, FFE SA; and in October 2013 we opened an office in Costa Rica to expand our presence in the region to be able to benefit from significant opportunities we believe exist there. Throughout the rest of the world, we are marketing our products as “ForceField”.

Prior to the acquisition of ALD we focused the majority of our LED marketing efforts in the United States and in territories in Latin America and other parts of the world where the cost per kilowatt hour of electricity is high, and in which the opportunity to generate significant energy savings by changing from traditional lighting to LED lighting, is the most compelling.

In order to accelerate the growth of our LED business, we have undertaken the following initiatives in 2014.

On February 2, 2014, we purchased the assets cash of Idaho-based Catalyst, a provider of customized LED lighting products and solutions, and an authorized vendor for a number of leading companies.

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

On October 17, 2014 we acquired all of outstanding equity of ESCO Energy Services (see Note 14 – Subsequent Events).

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

Currently TPE has one completed ORC unit that has been purchased by an US based aerospace company that is awaiting deployment and initial testing at the aerospace company’s facilities. The timing of when this will occur is currently indeterminable.  The commercialization of TPE’s technology has taken significantly longer than anticipated. Currently there are no active bids for new ORC units nor do we expect to generate any revenue from ORC units for the foreseeable future. We believe that there are ORC projects in the United States and internationally where we can install and implement our ORC technology and generate revenue, however, there can be no assurances we will be successful in determining whether TPE technology is commercially viable or in obtaining such agreements, or that we will be able to raise funding for the manufacture of new ORC units.

RESULTS OF OPERATIONS

The following table sets forth our results of operations during the three months ended September 30, 2014 and 2013:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2014	2013

Sales	$1,965,705	$825,784
Cost of goods sold	1,404,318	569,882
Gross margin	561,387	255,902
Operating expenses:
Depreciation and amortization	206,501	2,559
Selling and marketing	222,633	96,021
General and administrative	1,016,012	352,647
Professional fees	235,109	4,000
Total operating expenses	1,680,255	455,227
Loss from operations	(1,118,868)	(199,325)
Other income (expense):
Interest expense, net	(115,685)	1,130
Total other income (expense)	(115,685)	1,130
Loss before income taxes	(1,234,553)	(198,195)
Provision for income taxes (benefit)	(4,571)	(120,578)
Net loss	(1,229,982)	(77,617)
Less: Accretion of preferred stock	—	23,258
Less: Net loss attributable to noncontrolling interests	(30,517)	—
Net loss attributable to ForceField Energy Inc. common stockholders	$(1,199,465)	$(100,875)

The following table sets forth our results of operations during the nine months ended September 30, 2014 and 2013:

	Successor	Predecessor
	Period from April 26 through September 30	Period from April 1 through April 25	Nine Months Ended September 30,
	2014	2014	2013

Sales	$2,958,646	$1,604,369	$3,925,587
Cost of goods sold	2,127,766	1,130,248	2,284,216
Gross margin	830,880	474,121	1,641,371
Operating expenses:
Depreciation and amortization	252,656	3,334	7,637
Selling and marketing	342,734	193,148	376,849
General and administrative	1,663,557	486,970	1,092,834
Professional fees	548,341	37,317	23,865
Total operating expenses	2,807,288	720,769	1,501,185
Income Loss from operations	(1,976,408)	(246,648)	140,186
Other income (expense):
Interest expense, net	(177,060)	2,182	3,456
Total other income (expense)	(177,060)	2,182	3,456
Income Loss before income taxes	(2,153,468)	(244,466)	143,642
Provision for income taxes (benefit)	(4,571)	800	13,556
Net income Loss	(2,148,897)	(245,266)	130,086
Less: Accretion of preferred stock	—	31,054	115,713
Less: Net loss attributable to noncontrolling interests	(47,136)	—	—
Net income Loss attributable to ForceField Energy Inc. common stockholders	$(2,101,761)	$(276,320)	$14,373

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

Due to the impact of predecessor and successor reporting, the Company's financial statements have been separated into two distinct periods, the period before the consummation of the ALD transaction on April 25, 2014 (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different basis of accounting between the periods presented. Consequently, all of the historic results of operations of the Company prior to the acquisition of ALD have been excluded from all predecessor results of operations for both the three and nine month periods ended September 30, 2013. Also all Company results of operations for 2014 prior to April 26, 2014 have been excluded from the successor results of operations for the three and nine months periods ended September 30, 2014.  As a result the comparison of operating results and segment reporting, and any analysis of variances for the and three and nine month periods ended September 30, 2014 compared to September 30, 2013 in this MD&A section may not be not considered meaningful or indicative, in certain circumstances of future operating performance.

Segment Results

The following table sets forth operations by segment during the three month successor period ended September 30, 2014:

	LED	ORC	Corporate	Consolidated

Sales	$1,965,705	$—	$—	$1,965,705
Cost of goods sold	1,404,318	—	—	1,404,318
Gross margin	561,387	—	—	561,387
Operating expenses:
Depreciation and amortization	179,230	26,383	888	206,501
Selling and marketing	221,675	958	—	222,633
General and administrative	446,331	1,395	568,286	1,016,012
Professional fees	9,034	32,692	193,383	235,109
Total operating expenses	856,270	61,428	762,557	1,680,255
Loss from operations	(294,883)	(61,428)	(762,557)	(1,118,868)
Other income (expense):
Interest expense, net	2,105	23	(117,813)	(115,685)
Total other income (expense)	2,105	23	(117,813)	(115,685)
Loss from operations before income taxes	(292,778)	(61,405)	(880,370)	(1,234,553)
Provision for income taxes (benefit)	(4,571)	—	—	(4,571)
Net loss	$(288,207)	$(61,405)	$(880,370)	$(1,229,982)

The following table sets forth operations by segment during the successor period of April 26, 2014 through September 30, 2014:

	LED	ORC	Corporate	Consolidated

Sales	$2,958,646	$—	$—	$2,958,646
Cost of goods sold	2,127,766	—	—	2,127,766
Gross margin	830,880	—	—	830,880
Operating expenses:
Depreciation and amortization	207,279	43,972	1,405	252,656
Selling and marketing	341,776	958	—	342,734
General and administrative	740,569	13,280	909,708	1,663,557
Professional fees	10,315	36,690	501,336	548,341
Total operating expenses	1,299,939	94,900	1,412,449	2,807,288
Loss from operations	(469,059)	(94,900)	(1,412,449)	(1,976,408)
Other income (expense):
Interest expense, net	7,805	54	(184,919)	(177,060)
Total other income (expense)	7,805	54	(184,919)	(177,060)
Loss from operations before income taxes	(461,254)	(94,846)	(1,597,368)	(2,153,468)
Provision for income taxes (benefit)	(4,571)	—	—	(4,571)
Net loss	$(456,683)	$(94,846)	$(1,597,368)	$(2,148,897)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported. All operations reported in the predecessor periods are attributable to the Company’s LED segment.

Revenue

Revenue for the three months ended September 30, 2014 was $1,965,705, an increase of $1,139,921 or 138.0% as compared to $825,784 in the corresponding period of the prior year. Revenue for the nine months ended September 30, 2014 were $4,563,015, an increase of $637,428 or 16.2% as compared to $3,925,587 in the corresponding period of the prior year.

Our revenue in both the 2014 and 2013 periods was generated entirely by our LED segment. Revenue is derived primarily from distribution, sale and installation of lighting products. These products include LED lighting lamps, fixtures and other conventional lighting products. Our LED segment revenue is subject to fluctuation, on both quarterly and annual basis, and is impacted by the timing of significant contracts and utility rebate programs. Historically, we have realized a greater percentage of revenue from this segment in the latter half of the year. As such, we anticipate increased levels of sales through the remainder of the current year.

Our results do not reflect any revenue from the waste heat recovery business of our ORC segment. The commercialization of this technology is taking longer than we had anticipated. As a result, we do not expect to realize any revenue from our ORC segment through the remainder of this year.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including the average sales prices of our products, product mix, our ability to reduce installation costs and fluctuations in the cost of our purchased components.

Gross margin for three months ended September 30, 2014 was $561,387, or 28.6% of revenue as compared to gross margin $255,902, or 31.0% of revenue in the corresponding period of the prior year. Gross margin for nine months ended September 30, 2014 was $1,305,001, or 28.6% of revenue as compared to gross margin $1,641,371, or 41.8% of revenue in the corresponding period of the prior year. Our gross margin in the current year periods reflects the impact of our product mix and downward adjustments to revenue from rebates from utilities. We expect that our gross margin percentages will improve as our sales levels increase and our product mix changes through the remainder of 2014, although there can be no assurances.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2014 were $222,633, or 11.3% of revenues, as compared to $96,021, or 11.6% of revenues in the corresponding period of the prior year. Selling and marketing expenses for the nine months ended September 30, 2014 were $535,882, or 11.7% of revenues, as compared to $376,849, or 9.6% of revenues in the corresponding period of the prior year. The increase in selling and marketing expenses over the prior year periods is largely attributable to the inclusion of ForceField’s current year operating results. We expect that selling and marketing expenses, as a percentage of revenues, will decrease as revenue levels increase.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the three months ended September 30, 2014 were $1,016,012 or 51.7% of revenues, as compared to $352,647, or 42.7% in the corresponding period of the prior year. General and administrative expenses (“G&A”) for the nine months ended September 30, 2014 were $2,150,527, or 47.1% of revenues, as compared to $1,092,834, or 27.8% in the corresponding period of the prior year. The primary components of our G&A expenses include salaries and benefits, facility costs and maintenance, investor relations activities, various public company expenses and other administrative and office expenses; a substantial portion of which are fixed. The increase in general and administrative expenses over the prior year periods is largely attributable to the inclusion of ForceField’s current year operating results. We expect to leverage these costs in the future and believe that our G&A expenses, as a percentage of revenue, will decrease in future periods.

Professional Fees

Professional fees for the three months ended September 30, 2014 were $235,109, or 12.0% of revenue, as compared to $4,000, or 0.5% in the corresponding period of the prior year. Professional fees for the nine months ended September 30, 2014 were $585,658, or 12.8% of revenue, as compared to $23,865, or 0. 6% in the corresponding period of the prior year. In 2014, we have recorded accounting and legal fees of $130,039 relating to the acquisition of American Lighting and legal fees of $223,055 pertaining to the matter with TransPacific described in “Item 1. Legal Proceedings” below. These professional fees, in addition to professional services rendered for recurring regulatory and compliance actions, are the primary drivers for the increases over the prior year periods.

Provision for Income Taxes

We recorded an income tax benefit of $4,571 and $3,771, respectively, for the three and nine months ended September 30, 2014, as compared to an income tax benefit of $120,578 and an income tax expense of $13,556, respectively, in the corresponding periods of the prior year.

As of September 30, 2014, we had federal, state and foreign net operating loss carryforwards aggregating to approximately $10.6 million that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033. Going forward we expect our ALD subsidiary to be profitable and that our NOL’s will be available to offset ALD’s federal income tax liability.

Net Earnings (Loss) Attributable to Stockholders

During the three month successor period end September 30, 2014, we incurred a net loss attributable to ForceField stockholders of $1,199,465 or $(0.07) per basic and fully diluted share. During the same three month predecessor period ended September 30, 2013, we incurred a net loss attributable to ForceField stockholders of $100,875 or $(0.08) per basic and fully diluted share.

During the successor period of April 26, 2014 through September 30, 2014, we incurred a net loss attributable to ForceField stockholders of $2,101,761or $(0.13) per basic and fully diluted share. During the predecessor period of January 1, 2014 through April 25, 2014, we incurred a net loss attributable to ForceField stockholders of $276,320 or $(0.22) per basic and fully diluted share. The aggregate of these two current year periods compare to net income attributable to ForceField stockholders of $14,373, or $0.01 per basic and fully diluted share, realized during the nine month predecessor period ended September 30, 2013.

The weighted average number of basic and fully diluted shares outstanding for the three month successor ended September 30, 2014 was 16,255,493 compared to 1,252,403 basic and fully diluted shares for the same three month period ended September 30, 2013.

The weighted average number of basic and fully diluted shares outstanding for the successor period of April 26, 2014 through September 30, 2014 was 16,201,792, while the weighted average number of basic and fully diluted shares outstanding for the predecessor period of January 1, 2014 through April 25, 2014 and for the nine month period ended September 30, 2013 was 1,252,403. There are no dilutive equivalents included in our calculation of fully diluted shares.

On February 19, 2014, we reacquired 1,462,097 shares of our common stock in the divestiture of our 60% equity investment in our former China based subsidiary, Wendeng He Xie Silicon Co., Ltd. The common stock is held by the Company in treasury.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had cash on hand of $511,156 compared to $339,011 at December 31, 2013. For the nine months ended September 30, 2014, we realized negative cash flows from operations of $1,078,642. We believe that we have adequate resources on hand to sustain our operations for the next three to six months.

Our ability to continue to meet our obligations in the ordinary course of business is contingent upon our capability of establishing and sustaining profitable operations, both accretively through the acquisition of new businesses or technologies and organically. It is further contingent upon our ability to raise new capital through debt or equity financing transactions. Proceeds generated from private placements of our common stock and convertible debentures with accredited investors have effectively been the sole source of funding for our operations. During the nine months ended September 30, 2014, we raised $3,052,500 in new capital proceeds through these offerings. In addition to such private offerings to accredited investors, we intend to pursue financing alternatives through institutional and asset-based lenders. We believe that we will be able to secure sufficient capital to sustain our operations over the next twelve months; however, we can offer no assurance that such financings will be available to us on acceptable terms or that such transactions will not be dilutive to our current shareholders.

At September 30, 2014, we had working capital of $956,625, compared to working capital of $2,668,968 at December 31, 2013. The decrease in our working capital balance is largely attributable to the increase of trade payables and other current liabilities, in addition to short-term indebtedness, arising from the acquisition of American Lighting.

Net cash used in operating activities was $1,078,642 for the nine months ended September 30, 2014, as compared to net cash provided by operating activities of $2,730,768 for nine months ended September 30, 2013. The material increase in net cash used is largely attributable to our current year net loss of $2,394,163, as compared to a net profit of $130,086 during the same period for 2013. Additionally, we experienced a significant decrease in our net operating assets and liabilities during the nine months ended September 30, 2013 which created a cash benefit of $2,718,890, as compared to a cash benefits realized from these same net operating balances of $862,801 in the current year period. The decrease was primarily driven by substantial collections of accounts receivable totaling $3,899,707 in the prior year period, as compared to $1,201,485 during the nine months ended September 30, 2014.

Net cash used in investing activities for the nine months ended September 30, 2014 was $3,339,277, as compared to $4,845 in the corresponding period of the prior year. The primary reason for the increase over the prior year period is the cash consideration paid in the acquisition of American Lighting. We paid $2,500,000 at the time of the transaction’s closing, offset by $407,912 in cash received. Additionally, we have paid $1,088,844 towards excess working capital consideration due to the former stockholders of American Lighting.

Net cash provided by financing activities was $2,061,750 for the nine months ended September 30, 2014, as compared to $2,050,000 used in financing activities during the corresponding period in the prior year. During the nine months ended September 30, 2014, we received $1,639,750 in net proceeds from the issuance of our common stock in connection with private placement offerings and stock purchase warrant exercises. Additionally, we received gross proceeds of $705,000 from convertible debentures and demand loans payable. In the prior year period, we paid $2,050,000 for redemption payments on the predecessor’s preferred stock.

During the year ended December 31, 2013, we completed the private placement of seven unsecured, convertible debentures for gross proceeds of $1,750,000 with six different investors. These debentures carry an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $5.00 per share, or 350,000 shares of our common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 291,667 shares of our common stock if converted during the second or third year following issuance. During the same year, we also completed the private placement of three unsecured, convertible debentures for gross proceeds of $150,000 with three different investors. These debentures carry an interest rate of 7% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $7.00 per share, or 21,429 shares of our common stock if converted within the first year of issuance or a fixed conversion price of $9.00 per share, or 16,667 shares of our common stock if converted during the second or third year following issuance.

On January 13, 2014 and February 11, 2014, we completed the private placement of two unsecured, convertible debentures for gross proceeds of $300,000. The first debenture totaled $50,000 and carries an interest rate of 7% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $7.00 per share, or 7,143 shares of our common stock if converted within the first year of issuance or a fixed conversion price of $9.00 per share, or 5,556 shares of our common stock if converted during the second or third year following issuance. The second debenture totaled $250,000 and carries an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $5.00 per share, or 50,000 shares of our common stock if converted within the first year of issuance or a fixed conversion price of $6.00 per share, or 41,667 shares of our common stock if converted during the second or third year following issuance.

On April 25, 2014, we issued promissory notes for an aggregate principal amount of $1,000,000 to the former stockholders of American Lighting in connection with its acquisition. The promissory notes carry an interest rate of 5% per annum, payable at maturity, for a one year term and are secured by the assets of ALD.

On June 10, 2014, our Executive Chairman loaned us $75,000 for an undefined term on an interest free basis. In lieu of accepting cash, he converted $75,000 loan payable and an additional $75,000 in unpaid compensation into 30,000 shares of our restricted common stock on July 30, 2014. The transaction was approved by our Board of Directors.

On September 5, 2014, we received $130,000 from a third party in the form of a demand loan bearing interest at a rate of 9% per annum and payable at maturity.

On September 24, 2014, we completed the private placement of an unsecured, convertible debenture in the amount of $500,000. The debenture carries an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $6.00 per share, or 83,333 shares of our common stock if converted within the first year of issuance or a fixed conversion price of $8.00 per share, or 62,500 shares of our common stock if converted during the second or third year following issuance.

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

See “Note 2 – Summary of Significant Accounting Policies” in for a summary of our significant accounting policies.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, there were no off balance sheet arrangements.

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

The lawsuit was filed after the parties had reached tentative agreement to resolve all matters in dispute and while the parties were in the process of negotiating a binding term sheet to document same. Plaintiffs claim various breaches by ForceField of the Share Exchange Agreement dated May 10, 2012 between ForceField, ACME Energy, Inc., Apela Holdings, and ABH Holdings, which lawsuit seeks unspecified damages in excess of $25,000. ForceField disputes all of these allegations by Plaintiffs, contends they lack basis in fact and law, intends to vigorously defend against them, and is asserting its own claims against in the appropriate venue. ForceField has recently moved to compel the entire case to arbitration pursuant to the arbitration clause in the Share Exchange Agreement.  That motion is current set for hearing in March 2015.

On July 14, 2014, ForceField, pursuant to the arbitration clause in the Share Exchange Agreement, commenced an arbitration suit against TPE, Anne Howard, Samuel Sami, and ACME Energy, Inc. (collectively, the “Respondents”) before the American Arbitration Association in New York City.  ForceField asserts claims for breach of the Share Exchange Agreement, breach of fiduciary duty, intentional interference with contractual relations, fraudulent inducement, and breach of implied covenant, for Respondents’ conduct denying ForceField’s contractual right to make equity investments in TPE, diluting ForceField’s ownership in TPE, and otherwise harming the value of ForceField’s investments in TPE. Respondents filed a challenge to the arbitrators’ jurisdiction, which ForceField plans to oppose. Respondents also filed counterclaims that are similar in substance to the claims they assert in the San Diego lawsuit. Again, ForceField disputes the Respondents’ allegations and plans to vigorously defend against them.  ForceField anticipates that this arbitration suit will proceed in the near term although arbitrators have yet to be selected and no schedule has been entered.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, we accepted subscription agreements from investors and correspondingly sold 255,500 shares of our common stock pursuant to our current private placement offering, and received $1,277,500 in gross proceeds. The proceeds, net of commissions, were $1,189,750. In connection with the private placement, we issued warrants to purchase 255,500 shares of our common stock at an exercise price of $5.00 per share for a term of one year.

Additionally, during the three months ended September 30, 2014, we sold 87,500 shares of our common stock pursuant to the exercise of stock purchase warrants, and received $350,000 in gross proceeds. The proceeds, net of commissions, were $315,000.

Lastly, during the three months ended September 30, 2014, we sold one unsecured, convertible debenture in the amount of $500,000. The debenture carries an interest rate of 9% per annum, payable semiannually in cash, for a three-year term with a fixed conversion price of $6.00 per share, or 83,333 shares of our common stock if converted within the first year of issuance or a fixed conversion price of $8.00 per share, or 62,500 shares of our common stock if converted during the second or third year following issuance. The proceeds, net of commissions, were $475,000.

The offer and sale of these securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Secured Promissory Note dated October 13, 2014.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCEFIELD ENERGY INC.

November 19, 2014	By:	/s/ David Natan
David Natan
Chief Executive Officer

November 19, 2014	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer