Form 10-K
period 2014-12-31
ForceField Energy Inc.
filed 2015-04-15
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission file number:  001-36133

ForceField Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8584329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 39th Floor, New York, New York	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 672-1786

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2014 was $59,300,622.

The number of shares of the registrant’s only class of common stock issued and outstanding was 18,902,053* shares as of April 6, 2015.

*Includes 687,500 restricted shares that are being held as collateral against a $2.5 million Seller’s Note maturing on April 17, 2016. In no event can these shares become free trading before this date. These shares are not considered issued and outstanding for financial statement purposes, and are therefore excluded from the weighted average share count.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

ITEM 1. BUSINESS

Overview

ForceField Energy Inc. and its subsidiaries (“ForceField,” the “Company,” we” or “us”) collectively form an international organization that offers products and solutions which promote improved energy efficiency and sustainable energy technology. We are primarily a distributor and installer of light emitting diode (“LED”) and other energy efficient lighting products. Through our wholly-owned subsidiaries 17th Street ALD Management Corp (“American Lighting” or “ALD”), based in San Diego, California, ESCO Energy Services Co. based in Lenox, Massachusetts (“ESCO”), ForceField Energy USA Inc., which includes the assets of Catalyst LED’s LLC (“FFE USA”), and ForceField Energy SA (“FFE SA”), based in San Jose, Costa Rica, we have completed commercial lighting installations for varying organizations and facilities spanning numerous industries.

ForceField was incorporated in 2007 under Nevada law and has its principal executive offices at 245 Park Avenue, 39th Floor, New York, NY 10167. Our website is www.forcefieldenergy.com.

Transaction Summary:

During the 2014 fiscal year we entered into the following transactions that significantly changed the profile of our company as well as our business model:

●
In February  2014, we divested our trichlorosilane(“TCS”)  operations and two operating segments in China by completing the sale of our 60% interest in the TCS production company, Wendeng He Xie Silicon Co., Ltd. (“Wendeng”), to the minority owner of Wendeng, and concluded our TCS distribution operations at Zibo Baokai Commerce and Trade Co., Ltd. (“Baokai”);

●	In February 2014, we completed the purchase of the assets of Idaho-based Catalyst LED’s LLC (“Catalyst”), a provider of customized LED products
●	In April 2014, we completed the acquisition of American Lighting, a leading energy-efficient, commercial lighting specialist, and;
●
In October 2014 we completed the acquisition of all of the outstanding common stock of ESCO Energy Services Company, a Massachusetts corporation from Mitchell Barack, ESCO’s sole shareholder and current CEO of ESCO.

Recent Developments

More recently, we completed the following:

●	In February 2015 we formed a subsidiary in Mexico, ForceField Mexico S. de R.L. de C.V. (“ForceField Mexico”) to enable us to operate in Mexico; and

●
On March 5, 2015, we completed the sale of our 50.3% interest in TransPacific Energy, Inc. (“TPE”) to certain current and former TPE shareholders for total consideration valued at approximately $2.0 million, which included $50,000 in cash and the return by the TPE shareholders of approximately 255,351 shares of ForceField’s common stock issued in connection with our acquisition of our 50.3% interest in TPE in May 2012.

Due to our acquisition activity during 2014 we were required to adopt Predecessor and Successor accounting under Generally Accepted Accounting Principles– see Predecessor and Successor Reporting below. As result all historical and comparative reference to our activity related to the TCS segment note above and to discontinued operations throughout 2013 and 2014 is excluded from our financial statements and from this Report.

Divestiture of TCS Operations

On February 19, 2014, we divested our TCS operations and two operating segments in China by completing the sale of our 60% interest in the TCS production company, Wendeng to the minority owner of Wendeng, and concluded our TCS distribution operations at Baokai. Upon the closing of the Wendeng transaction, we paid $50,000 in cash consideration and received 1,462,097 shares of our restricted common stock, valued at approximately $8.6 million based upon the closing market price on February 19, 2014 of $5.87, for the sale of its 60% equity interest in Wendeng to the minority owner of Wendeng. This common stock was placed in treasury. With the closing of the Baokai transaction we concluded our Chinese distribution operations for TCS and transferred our 90% equity interest in Baokai to the minority owners of Baokai. Under the terms of our agreement with Baokai we paid them $10,000 to indemnify us from any present or future obligations or liabilities, which were assumed in totality by the minority owners under the terms of each agreement.  We believe that the combination of both transactions significantly improved our working capital and enabled us to focus substantially all of our efforts on our LED operating segment.

We sold our TCS operations because, since 2012, worldwide price levels for polysilicon, a critical raw material used in the production of approximately 75% of solar panels in the world, have been severely depressed.  Price levels for TCS, a specialty chemical comprising approximately 20% of the raw material cost of polysilicon, were also negatively impacted in a proportional manner.  As a result in 2012 and 2013 we suffered material operating losses in our TCS operating segments, and an estimated 75% of polysilicon production in the world went offline with many large polysilicon companies becoming insolvent.

Purchase of the Assets of Catalyst LED’s LLC

On February 2, 2014, we  completed the purchase of the assets of Idaho-based Catalyst LED’s LLC (“Catalyst”), for consideration of $200,000 in cash and 5,000 shares of our  common stock valued at $5.97 per share (an aggregate  of $29,850). Catalyst was a provider of customized LED lighting products and solutions, as well as an authorized LED and lighting vendor for a number of leading companies. Catalyst’s broad selection of LED lighting products and customized solutions are designed to help reduce controllable costs and increase sustainability to commercial and retail customers. Furthermore, Catalyst has designed lighting systems across a variety of industries and has worked directly with energy-management companies, electrical supply houses, and electricians throughout North America. The acquisition expanded our LED product portfolio and strengthened our ability to reach consumers of all sizes throughout North America.

Additionally, the transaction added, on a limited basis, a direct-to consumer, web-based platform that will enable us to better leverage the marketing of its existing product lines. We are maintaining the Catalyst LED brand name, product lines and website, and leveraging Catalyst’s established recognition within the LED industry. In connection with acquisition of Catalyst’s assets, the Company also entered into an employment agreement with the owner of Catalyst, under which agreement, he may achieve commission payments if certain milestones are attained. The transaction was considered as an acquisition of a business and accordingly the acquisition method of accounting has been applied. ALD’s customer list can be accessed at www.americanlighting.net.

Purchase of the Common Stock of ALD

On April 25, 2014, we completed the acquisition of 17th Street ALD Management Corp (“American Lighting” or “ALD”). Based in San Diego, California, American Lighting is a leading energy-efficient, commercial lighting specialist with over 20,000 installed customers and standing relationships with many major California utilities, including Pacific Gas and Electric Company, Southern California Edison, and San Diego Gas & Electric. American Lighting has successfully serviced thousands of clients since 1986. As an award winning, licensed electrical and commercial lighting contractor in the State of California, it has performed more than 2,500 installations over the past three years. ALD’s geographic footprint covers much of the western United States, and has touched as far east as Georgia. Its projects have varied in scope and met or exceeded the requirements of a broad range of facilities, including Qualcomm Stadium; premier four-star hotels and resorts; large shopping malls and other retail establishments; car dealerships; schools, prisons and other government buildings; military bases; aerospace factories; administrative offices; and warehousing locations. Furthermore, ALD is a preferred customer of major lighting manufacturers, such as General Electric; Philips; Technical Consumer Products; Sylvania; Cree; and Deco Lighting, among others.

Under the terms of the stock purchase agreement, we paid $2.5 million in cash, issued $1.6 million of our restricted common stock and $1.0 million in 5% senior secured notes in exchange for all of the outstanding equity of ALD; or total agreed upon purchase consideration of $5.1 million. The 289,529 shares of our common stock issued is  subject to an initial twelve month restrictive period that ends on April 25, 2015 and then the shares can be released to become free trading in six equal monthly installments.

The ALD sellers were also entitled to receive $1,329,528 in post-closing cash payments for the excess working capital, as defined by the agreement, on ALD’s closing balance sheet. These amounts were subject to certain adjustments, and are payable from time to time upon collection of certain accounts receivables identified as of the transaction closing date. As of December 31, 2014 all amounts due to the seller had been paid. Additionally, the former ALD stockholders had the opportunity to achieve contingent, earn-out payments of up to $2.0 million if certain revenue and EBITDA thresholds were achieved over the three-year post-closing period. The earn-out payments, if made, shall be equally allocated between cash and restricted common stock.  Based on ALD’s current operating results, the Earn Out will not be achieved for the first year.

Purchase of the Common Stock of ESCO Energy Services Company

On October 17, 2014 we completed the acquisition of all of the outstanding common stock of ESCO Energy Services Company, a Massachusetts corporation (“ESCO”) from Mitchell Barack, its sole shareholder and Chief Executive Officer.  The acquisition was completed pursuant to the terms of a Stock Purchase Agreement between us, ESCO and Mr. Barack (the “ESCO Purchase Agreement”).   Pursuant to the ESCO Purchase Agreement, we acquired the ESCO common stock for an aggregate purchase price of $7.7 million consisting of the following:

●	A cash payment of $1,000,000 to Mr. Barack;
●
The issuance of 366,845 shares (the “Share Consideration”), of our restricted common stock  to Mr. Barack and 87,700 restricted shares of our restricted common stock to certain employees of ESCO (the “Employee Shares”) valued at $2.7 million, net of put costs;

●
The issuance of two secured promissory notes, payable to Mr. Barack consisting of: a $2.075 million note bearing interest at 6.02% per annum due in April 2016, and a $1.075 million note due on November 16, 2014.   In addition, as part of the transaction, we recorded a liability to the ESCO employees that received Employee Shares, in the aggregate amount of $850,000 (of which $425,000 is payable upon the maturity of the $2.075 million note, and the remaining $425,000 is payable upon the maturity of the $1.075 million note).

The $2.075 million note is secured by 687,500 shares of our restricted common stock, pursuant to a Stock Pledge Agreement between us and Mr. Barack (the “Pledge Agreement”), and the $1.075 million note is secured by all of the assets of ESCO.

The promissory notes issued to Mr. Barack and payments due to the ESCO employees may be repaid before maturity without any prepayment penalty. Concurrent with the closing of the ESCO acquisition, we paid approximately $1.48 million in cash to retire all of the bank debt on ESCO’s balance sheet.

Pursuant to the ESCO Purchase Agreement, Mr. Barack will have the opportunity to earn up to $5.0 million in additional purchase consideration (the “Earnout Payments”) upon the achievement by ESCO of certain agreed upon post-closing operating EBITDA performance milestones ranging from $2.0-$3.0 million calculated on a trailing twelve- month basis.  The Earnout Payments, if any, are payable in 50% in cash and 50% in shares of our restricted Common Stock (the “Earnout Shares”).  Accordingly, if the maximum Earnout Payment is earned, then Mr. Barack will be entitled to receive a cash payment of $2.5 million and that number of shares of our restricted common stock having a market value of $2.5 million.

In connection with the issuance of the Share Consideration, Mr. Barack  entered into a Lock-Up Agreement, pursuant to which he  agreed not to sell or transfer any of the Share Consideration for a period of 12 months following the closing (the “Lock Up Period”).  After the Lock Up Period, Mr. Barack may not to sell or transfer more than 16 2/3% of any of the Share Consideration per month for a period of 6 months.  With respect to any Earnout Shares issued, he agreed not to sell or transfer any Earnout Shares for a period of 6 months after the issuance of such Earnout Shares.

As an additional inducement for Mr. Barack to enter into the Purchase Agreement, Endeavor Enterprises LLC Ltda. (“Endeavor”), which is owned by our Chairman, Richard St-Julien, agreed to place 800,000 shares of our restricted common stock owned by Endeavor into an escrow account (the “Escrow Shares”).  In the event that on the one year anniversary of the closing, the weighted-average closing price per share of our  common stock as quoted on NASDAQ for the thirty (30) trading days prior to and including October 16, 2015 (the “Share Value”), is less than $5.75 per share (the “Minimum Value”); then the escrow agent shall transfer to the ESCO employees and Mr. Barack that number of Escrow Shares determined by taking the difference between the Minimum Value and the Share Value and multiplying that number times the number of shares that each ESCO employee and Mr. Barack received at closing and then dividing that number by the Share Value.

ESCO, based in Lenox, Massachusetts, is a leader in energy efficiency upgrades and lighting retrofit projects with strong utility company relationships and long-standing master agreements with global engineering firms. ESCO has successfully completed thousands of projects for a variety of businesses, institutions and government agencies across virtually all facility types under an array of conditions. Geographically, ESCO serves the U.S. market nationwide, though approximately eighty percent (80%) of its business is generated east of the Mississippi, primarily in New York, New Jersey, New England, Washington, D.C., Connecticut and Pennsylvania.  ESCO’s clients include Fortune 500 companies, prominent educational institutions, real estate investment and management firms, hospitals, manufacturers, retailers, parking garage and cold storage operators, government facilities and school districts across North America. ESCO’s client list can be found at www.goesco.com/clients/index.html.

In February 2015 we formed a subsidiary in Mexico, ForceField Mexico S. de R.L. de C.V. (“ForceField Mexico”) to enable us to operate in Mexico. To date we have not recorded any revenue from operations in Mexico.

In March 2015, we sold our 50.3% interest in TransPacific Energy, Inc. (“TPE”), based in Carlsbad, California, through which we were a licensee of renewable energy technology that utilized modular recovery systems to convert waste heat generated from manufacturing and other sources into clean electricity.  As a result of TPE becoming a discontinued operation in March 2015, and due to the lack of revenue from the waste heat segment comprised 100% by TPE operations; the Business Summary, Description of Business, Governmental Incentives and Regulations; Regulations Standards and Conventions, Competition and Risk Factors sections for the waste heat segment have been excluded due to their lack of relevance in this Report

Prior to March 2015, through our 50.3% interest in TransPacific Energy (“TPE”) we were a licensee of a renewable energy technology that utilized modular recovery systems to convert waste heat generated from manufacturing and other sources, into clean electricity. On March 5, 2015, we completed the sale of our 50.3% interest in TPE to certain current and former TPE shareholders for total consideration valued at approximately $2.0 million, which included $50,000 in cash and the return by the TPE shareholders of approximately 255,351 shares of ForceField’s common stock issued in connection with ForceField’s acquisition of its 50.3% interest in TPE in May 2012. The shares, have been returned to treasury. In addition to the foregoing, the agreement with TPE provides for the settlement of the two litigation matters discussed in Item 1 of Part II, of the Company’s Form 10-Q for the quarter ended September 31, 2014. As a result of the transaction, we immediately exited the waste heat segment of our business and TPE became a discontinued operation as of March 5, 2015.

Predecessor and Successor Reporting

The ALD transaction was accounted for under purchase accounting. ALD is deemed the “Predecessor” and ForceField is the “Successor” for the purpose of financial reporting under the rules of the Securities and Exchange Commission (“SEC”). The assets and liabilities of ALD are recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction have been reflected in the books of ForceField, resulting in assets and liabilities of the Company being recorded at fair value at April 25, 2014. Therefore the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of a different basis of accounting between the periods presented.

ForceField Business Summary

As of December 31, 2014 ForceField had two operating segments:

●	LED Lighting and Distribution Segment – The Company is a distributor and installer of LED and other commercial lighting and fixtures

●
ORC Waste Heat Energy Segment – The Company owned 50.3% of TPE, a San Diego based renewable energy technology provider that uses “waste heat” from various manufacturing facilities and other sources to provide clean electricity.  On March 5, 2015 the Company sold all of 50.3% interest in  TPE and TPE became a discontinued operation

LED Lighting Distribution

On August 27, 2012, we commenced our entrée into the LED lighting segment by entering into a five year distribution agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. (“Lightsky”) located in Shanghai, China, whereby we became the exclusive distributor of Lightsky LED lighting products in the United States, Canada and Mexico. Lightsky is a leading, high-tech enterprise which was established by the Shanghai Academy of Science and Technology and Shanghai Zhongbo Capital Co., Ltd. Lightsky researches, designs and manufactures LED lighting products.

We issued 150,000 shares of our restricted common stock valued at $780,000, which represents fair market value, as consideration for these exclusive rights. In order to maintain our exclusivity and qualify for any automatic renewal periods beyond the five year period, we must achieve certain performance milestones.

On November 11, 2013 we and Lightsky agreed to amend the terms of the original distribution agreement to extend the time period for us to achieve performance milestones to maintain our exclusivity. In early April 2014, we entered into another amendment to enable us to use other LED suppliers, in addition to Lightsky, while maintaining exclusivity for the Lightsky product line.  During the past year we have secured a number of high quality LED suppliers with products of similar or superior quality to those of Lightsky, at more competitive pricing levels, which products we have begun to market and have already sold. In the event that we ultimately lose our exclusivity with Lightsky, we do not believe our LED business will be materially impacted. This is due our access to numerous high quality LED suppliers both domestically and internationally(primarily in China) at competitive pricing levels; and due to the acquisitions of ALD and ESCO, neither of whom use Lightsky products, and who currently generate the vast majority of our revenues.

Key Strategic Business and Marketing Objectives

Our strategy to generate revenues and operating profits from our LED segment is as follows:

●
Concentrate on the sale and installation of high return on investment (“ROI”) products with widest applications in the commercial, industrial and institutional sectors, particularly in areas in the United States and to a significantly lesser extent in Latin America where the return on investment (“ROI”) is the highest due to the high cost of energy;

●
Focus on customers with whom economics “carry the day”, where utility costs and incentives may be at their highest (such as corporations, hospitals, warehouse, multi-location retailers and institutions) and where lighting and “green image” are largely important;

●	Identify and target larger customers who can undertake multi-year LED product roll-outs of high and continuous volumes; and

●	Offer complete or “turnkey” retro-fit LED project installation services as well as numerous financing alternatives to prospective customers.

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

Recent advances in the performance of LEDs have made LED lighting applications commercially feasible. Lumens per watt from LED have increased to as high as 300 lumens today (according to a March 2014 article in Forbes magazine) from only 55 lumens per watt just a few years ago making LED lighting a viable and economically attractive alternative to conventional lighting options.

According to a report from Madison, Gas and Electric the following are features that distinguish LEDs from other lighting sources:

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

According to a 2012 report by McKinsey & Company entitled, “Lighting the Way Perspectives on the global lighting market,” concerns regarding resource scarcity and climate change are pushing governments around the world to respond with greater scrutiny and increasingly stringent regulation, fueling the penetration of more energy efficient light sources. For instance, several governments around the world have passed measures to phase out incandescent light bulbs for general lighting in favor of more energy-efficient lighting alternatives, such as LEDs. The following chart shows the expected decline in now-banned incandescent bulbs and the resulting expected growth in LEDs as a percentage of the general lighting market in North America:

General Lighting Types in North American Market	2011	2012	2016	2020
Incandescent	15%	12%	4%	1%
Halogen	17%	17%	13%	5%
HID	11%	10%	8%	5%
LFL	32%	30%	22%	16%
CFL	17%	16%	8%	4%
LED	8%	15%	45%	69%
Total	100%	100%	100%	100%

According to the September 12, 2014 issue of the US Department of Energy’s weekly publication, “SSL Postings,” solid-state lighting (SSL), or more specifically light-emitting diode (LED) technology, has emerged as a promising lighting technology that can fundamentally alter and improve lighting systems and significantly lower energy use and costs. LED technology is controllable and directional, with the potential to change the way we light buildings and outdoor areas by putting light where it is needed, when it is needed, while eliminating wasted light and drawing just a fraction of the power used by traditional light sources. The ability to dynamically change light color temperature, or having flexible designs as seen in cars, are challenging the norms that have been in place for decades. However, the price point required to support the technology and infrastructure development for LED lighting has proven to be higher than required for full scale market adoption and LED lighting has grown at a slower rate than expected.

Advantages of LED Lighting

LED lighting has undergone a period of rapid innovation and development, with technological innovations continuing to advance the capabilities of the LED lighting products. LED products have significant advantages over traditional lighting technology and are anticipated to serve as replacements for many more traditional lighting products.

Energy efficiency is the most significant of those advantages, and is the driving reason behind the U.S. Department of Energy (DOE)’s multipronged effort to accelerate LED technology’s development and market introduction. DOE projects that LED lighting sales (based on lumen-hours) are anticipated to increase from approximately 3% of all lighting sales in 2013 to about 48% in 2020. By 2030, LEDs are projected to comprise 84% of all lighting sales. LEDs are projected to reduce total US lighting energy consumption by 15% in 2020 and by 40% in 2030, saving $26 billion at today’s electricity prices, and nearly equivalent to the total energy consumed by 24 million U.S. homes today The improvements in LED technology have started a significant change in buyer behavior among lighting consumers. Average lifespan for LED products is significantly longer than traditional incandescent bulbs. The extended life and technological improvements have led to a wholesale shift in the cost for lighting products.

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

The Market Size and Opportunity

There have been numerous recent estimates from various sources estimating the size of the LED marketplace.  The consensus is that the LED industry is growing very rapidly and the cost to replace traditional indoor and outdoor fixtures worldwide over the next ten years could be in the hundreds of billions of dollars. In October 2013, WinterGreen Research published a study entitled “LED Lighting: Market Shares, Strategy, and Forecasts, Worldwide, 2013 to 2019.”  According to that study, next generation lighting is expected to achieve a complete replacement of incandescent filament bulbs with LED lighting that is more energy efficient, lasts longer and has a significantly lower cost of operation.

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

We believe that the emergence of cost-competitive LEDs has caused a "paradigm shift" in the lighting industry that has changed everything. The LED lighting industry’s rapid technological change is the result of enormous changes in the regulations affecting lighting. Short product lifecycles are a result of new manufacturing and materials science that are the result of companies trying to improve the economies of scale to make price points more attractive to customers.

Sales of LEDs, that outpace incandescent bulbs in North America, are expected to soon completely replace incandescent bulbs. The LED lighting market, estimated to be $4.8 billion in 2012, is anticipated to grow 45% per year through 2019 to approximately $42 billion. We believe the reasons for this shift are declining price points, and increased marketing of LEDs to consumers. We believe that LEDs provide the best lighting solution; the phase out of incandescent lights has begun; and the onset of LED command of the market is upon us.

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

Primary Target Customers and Current Initiatives in Process

Our target customers include hospitals, utility companies, companies with warehousing operations or large indoor spaces that use high intensity lighting, , such as auto dealerships, schools, universities, multi-location retail outlets and new construction projects. Both ALD and ESCO had been operating successfully for over 20 years before we acquired them, and have successfully serviced thousands of clients in a variety of industries.  Many of these customers installed non-LED lighting and these will serve as a base to draw upon to attract future business when the customers convert from traditional lighting to LED lighting. Also, we intend to use the acquisitions of ALD and ESCO and their track record of successfully completing projects for large entities and Fortune 500 companies, to develop a platform to bid on larger projects that neither ALD nor ESCO could have individually historically bid upon.  By bidding on numerous projects we expect to secure some large corporate customers with large multi-location needs for LED lighting to supplement both ALD’s and ESCO’s existing business. We intend to excel at selling to some of the larger corporate and institutional prospects. Many have a commitment to “going green” and are the most conscious of ROI and related efficiency, significant cost savings and design improvements that are offered by the LED lighting alternative.

Currently in our LED segment we have approximately 500 active bids for LED projects in the United States, Latin America and the Caribbean totaling in excess of $70.0 million, or an average bid size of approximately $140,000 per project. Additionally, and not included in the $70.0 million bid total is one discrete bid in Latin America amounting to approximately $22.0 million. There can be no assurances that we will win this $22.0 million dollar bid, of if awarded the bid, that we can obtain financing to fulfill this order. As of March 31, 2015 we have approximately $2.9 million in signed backlog.

We do not have enough operating history to correlate the amount of backlog or bid activity that will result in revenue generation for us. The realization of revenue from these bids and especially for some of these very large prospective customers or projects, will be dependent on the successful completion of energy audits and initial trials, consummation of definitive agreements, delivery of LED product by our LED supplier, and the ability of both the Company and the end-users to obtain financing on reasonable terms. Based on our experience financing for projects in Latin America and the Caribbean is difficult and time consuming to obtain. We believe due to the acquisition of ALD and ESCO that we will be successful in obtaining some of these larger prospective clients and projects and generating significant and increasing revenue over a multi-year period, however there can be no assurances that all the conditions necessary to commence the projects we are successful in obtaining, if any, can be met.

As part of our LED marketing activity, we offer non-recourse third party financing to potential credit worthy LED clients in the United States who want to finance their purchases of LED products. Additionally, we are in discussions with banks in Latin America and other entities to provide similar types of financing, as well as financing directly to us for LED contracts that we are able to obtain. There can be no assurances that these financing programs will be successful or that our targeted clients will qualify for such financing. To date, all financing of LED projects has come from funding we have provided.

Overview of Outdoor Lighting Initiative

With increased state and federal initiatives including the Presidents Challenge for Advanced Outdoor Lighting and the DOE’s Better Building Program, we believe we are only in the early stages of this multi-billion dollar market opportunity to switch to high efficiency lighting for street lights and other outdoor applications fully manage their own street lighting operations.

High efficiency lighting has limited market penetration in parking lots, parking garages, and streetlights, with recent estimates at 3% or less. For instance, based on the installed stock LED luminaire efficacies in 2012, the potential energy savings is about 650 TBtu annually, which equates to more than $6 billion (approx. $2.3 billion from streetlights) and 40 million metric tons of CO2 emissions per year. The benefits of high efficiency lighting go beyond savings. For example, LED lighting offers extremely long lifetimes, are directional light sources and thus able to limit light pollution and light trespass, are highly efficacious, function well in cold temperatures, are not affected by vibration, and are able to provide a high quality light. More information can be found in the DOE Fact Sheet. In addition, you can learn more by going to The Presidential Challenge for Advanced Outdoor Lighting which tripled the DOE Better Buildings program goal of upgrading 500,000 light poles, which is on track to be exceeded, to 1.5 million light poles by May 2016.

Significant Streetlight Project and Exclusive Licensing Agreement

In early November 2014, our ESCO subsidiary was selected by the Connecticut Conference of Municipalities (“CCM”) along with two other companies to implement Connecticut’s municipal Street Light LED Conversion Program.  Of the three companies selected, ESCO was the only one based in New England. Under the five year service agreement, ESCO expects to work with CCM’s 153 member-communities to implement this innovative, state-wide program; which, with full participation, is estimated to be valued between $75.0 and $90.0 million over a five year period. Based upon the preliminary scope of work we believe that ESCO, being the only regional company selected, could realize revenues in excess of $25 to $30 million over the duration of the agreement which spans 3-5 years.

ESCO intends to offer these communities its comprehensive Municipal Street Light Conversion Program which enables communities to cost-effectively purchase existing street lights, which are currently owned by local utilities, and replace them with high efficiency lighting.  The potential energy savings and greenhouse gas (GHG) reductions from switching to high efficiency lighting in outdoor applications are significant.  Conversions using ESCO’s Municipal Street Light Conversion Program are typically structured so that no initial capital outlays are required and the cost of conversion is completely paid from the savings generated by the conversion thus generating immediate positive cash flow to the municipality. In addition, ESCO also offers tax-exempt municipal lease financing to support potential LED project funding needs of the municipality.

The program also enables communities to fully manage their own street lighting operations and achieve significant energy, maintenance, and cost savings. The ESCO program delivers maximum, verified energy and operational savings while improving the quality of light and enhancing public safety through the use of state-of-the-art LED technology.

On December 7, 2014, we signed an exclusive licensing agreement with Bridgewater, New Jersey based Noveda Technologies Inc., a leader in cloud-based, real-time energy and water management systems for Noveda’s Intelligent Lighting Management Technology incorporating integrated measurement and verification for use in all LED applications. Under the terms of licensing agreement we paid $175,000 to retain exclusive rights for the use of Noveda’s IntelliNET™ Luminaire Management System (LMS) in LED lighting applications which involves any combination of lighting controls technology, integrated measurement and verification, and all associated hardware/software which in any way relates to the monitoring and control of electric energy for management of lighting and demonstrates energy savings across LED products. The five-year agreement, which is renewable, covers the United States, Canada and Mexico.

Noveda’s technology provides a 360% view of consumption patterns including energy consumption, financial savings and carbon reduction in real-time, with high impact user interface. By leveraging real-time monitoring data, customers can uncover the source of energy waste and gauge the impact of actions taken to eliminate waste. The cloud based solution is accessible from anywhere utilizing a highly secure communications platform via commercially available wide area networks, WiFi or Cellular technologies. Noveda’s platform enables customers to integrate their lighting infrastructure into a single intelligent network to manage consumption and lower costs. This is especially useful for applications with several hundreds of light fixtures like street lights and large area lighting including warehouses.

In February 2015, we entered into three Letter of Intent agreements for three LED streetlight conversion projects in Connecticut amounting to approximately $1.3 million and are bidding on approximately $17.0 in additional work. This streetlight initiative is our largest current active project. We estimate that we will generate between $6-10 million in revenue from this streetlight project in 2015 and believe our ability to deliver a fully integrated street light acquisition and LED conversion program that incorporates an array of financing options provides us with a competitive advantage as we aggressively pursue other communities in Connecticut as well as the significant opportunities in other states and communities across the US.  There can be no assurances, however, that we will attain these revenue levels.

Proprietary and Exclusive Rights

The Company has from time to time entered into agreements whereby we have agreed to pay for the proprietary right for the use of certain LED or related technologies. As described in this Report we have entered into agreements for the exclusive LED distribution rights for certain territories for Lightsky, as well as an agreement with Noveda for the exclusive use of Noveda’s proprietary energy management technology for LED applications

Governmental Incentives and Regulations

Legislative Influences Spur Market Adoption of Energy Efficient LED Lighting.

Government regulations, such as initiatives by the United States Department of Energy, the President’s Challenge for Advanced Outdoor Lighting, and the Environmental Protection Agency’s Energy Star Certification Program, are driving adoption of more energy efficient lighting solutions. Energy Star sets industry-wide international standards for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products and purchasers better understand lighting products.

Governments are also adopting or proposing legislation to promote energy efficiency and conservation. Lower energy consumption translates into lower electricity generation, often from coal power plants, and thus can significantly lower carbon emissions. Legislative actions to promote energy efficiency can beneficially impact the LED lighting market in the countries adopting such legislation and other countries, as well. For example, several countries have effectively banned the 40, 60, and 100-watt light bulbs and are expected to progressively apply these restrictions to lower-wattage bulbs. In addition, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment. Any restrictions on the use of hazardous substances could adversely affect one of the LED lamp’s primary competitors, the CFL market.

Utility Companies Are Rewarding Conservation Efforts.

Demand on the existing power grid in the United States continues to rise. Coupled with this rising demand for energy, utility companies face many challenges to generate more power, including high investment costs to expand capacity or construct new facilities, costly and time-consuming regulatory approval processes, community and environmental protests, and extended construction periods. As a result, many utility companies are seeking ways to curb demand rather than expand capacity. One alternative is to reward customers’ conservation efforts with rebates or utility credits. In an effort to encourage the development of high-quality, energy-efficient LED lamps eligible for utility rebates, the DesignLights Consortium (DLC) was created. This organization works to establish rigorous performance standards for the LED lighting industry. LED products that meet DLC’s standards become listed on its qualified-products list, making them eligible for substantial rebates from utility

Regulations, Standards and Conventions

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

The products we distribute are generally required to meet the electrical codes of the jurisdictions in which they are sold. Meeting the typically more stringent codes established in the United States and the European Union usually allows our products to meet the codes in other geographic regions.

Many of our customers require that the products we distribute be listed by UL. UL is a U.S., independent, nationally recognized testing laboratory and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials, and systems for compliance to specific requirements, and it permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark.

Competition

We currently face competition from both traditional lighting companies that provide general lighting products, including incandescent, fluorescent, high intensity discharge (HID), metal halide (MH) and neon lighting. We also have competitors from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of our design, quality of light provided, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

Our LED Products segment's primary competitors are Cree, Inc., Revolution Lighting, Nichia Corporation (Nichia), OSRAM Semiconductor GmbH (OSRAM), Koninklijke Philips Electronics N.V. (Philips), Revolution Lighting, Orion Energy System.  Additionally there are thousands of electrical contractors and lighting distributors of varying scales that install and distribute LED lighting products

Employees

As of December 31, 2014, we had a total of 58 full-time employees and equivalents employees. We enjoy good employee relations. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreements.

Seasonality

Our lighting solutions are sold to customers primarily in the retrofit markets. Additionally, our business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction, availability of rebate programs and retrofit and installation programs, particularly during the winter months in the northeast. Because of these seasonal factors, we have experienced, and generally expect to experience inconsistent quarterly revenue in each fiscal year.

ITEM 1A. RISK FACTORS.

Risks Related to Our LED Business

If LED lighting technology fails to gain widespread market acceptance or we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we depend on continued market acceptance of our existing LED technology. Although adoption of LED lighting continues to grow, the use of LED lighting products for general illumination is in its early stages, is still limited and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy efficient, reducing the rate of adoption for LED lighting products in those areas. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations.

General economic conditions may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the United States. An economic downturn may adversely impact our business. Slow growth in the economy or an economic downturn could adversely affect our ability to meet our working capital requirements and growth objectives, or could otherwise adversely affect our business, financial condition and results of operations. As a result, any general or market-specific economic downturns, particularly those affecting building renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

●	the timing of large customer orders;

●	our ability to effectively manage our working capital;

●	our ability to satisfy customer demands in a timely and cost-effective manner;

●	our inability to adjust certain fixed costs and expenses for changes in demand;

●	seasonal fluctuations in demand and our revenue; and

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, and general administration and operations. To manage any future growth, we must continue to improve our product development, distribution, operational and financial processes and systems and expand, train and manage our employee base. If we are unable to manage our growth effectively, our business and results of operations could be adversely affected.

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

We intend to sell a portion of our products to sub-distributors. We will rely on sub-distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence.

The markets in which we operate are highly competitive and have evolving technical requirements. If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The lighting industry is highly competitive. Management expects competition to intensify in the future. Many of our competitors have longer operating histories, larger customer bases, and significantly greater financial, marketing, technical and other resources. The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components as well as those that sell LED lighting products. Competitors continue to offer new LED products with aggressive pricing and improved performance. Competitive pricing pressures may change and could impact our gross margins.

Moreover, we encounter competition from an even greater number of companies in the general lighting market. Our competitors also include the large, established companies in the general lighting industry, such as General Electric Company, Osram Sylvania, CREE, Inc. and Royal Philips Electronics. Each of these competitors offers lighting products utilizing LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we possess. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.

We operate in an industry that is subject to significant fluctuation in supply and demand that affects our LED revenue and profitability.

The LED lighting industry is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of product cycles and declines in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure.

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

Integration of acquired businesses may be difficult to achieve and will consume significant financial and managerial resources which may adversely affect operations.

A very significant part of our strategy to increase revenue and market share is to grow through strategic acquisitions in order to complement and expand our business. During 2014 we acquired ALD and ESCO. These acquisitions involve risks related to the integration of operations and personnel of separate companies. The integration of these businesses will be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.

We may encounter substantial difficulties, costs and delays involved in integrating the operations recently acquired, including:

●	exposure to unknown liabilities of acquired companies or its assets;

●	potential constraints of management resources;

●	inability to implement uniform standards, controls, procedures and policies;

●	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not successfully overcome these risks or any other problems encountered in connection with the integration of the companies.

If we fail to raise additional capital, including from sales revenues, loans or other external funding sources, we may be required to change our planned business strategies.

If we are unable to obtain adequate financing on favorable terms, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations, which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investments.

We have made strategic acquisitions in the past and may do so in the future, which may adversely affect our operating results, financial condition and existing business.

We may continue to expand our business through strategic acquisitions as we have in the past. The success of any acquisition will depend on, among other things:

●	the availability of suitable candidates;

●	higher than anticipated acquisition costs and expenses;

●	competition from other companies for the purchase of available candidates;

●	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

●	the availability of funds to finance acquisitions;

●	the ability to establish new informational, operational and financial systems to meet the needs of our business;

●	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

●	the availability of management resources to oversee the integration and operation of the acquired businesses.

We may not be successful in effectively integrating acquired businesses and completing acquisitions in the future. We also may incur substantial expenses and devote significant management time. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

As a result of our acquisitions of ALD and ESCOI and in consideration of future acquisitions, goodwill and other intangible assets have been and will be recorded. At the purchase date, the recorded amounts for goodwill and other intangible assets represent fair values estimated at a point in time and are based on valuations that require significant estimates and assumptions about future events, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified. Such charge could have a severe negative impact on our business, financial condition and results of operations. The following factors also could result in material charges that would adversely affect our results:

●	Changes to our contingent consideration subsequent to the acquisition;

●
Accrual of newly identified pre-acquisition contingent liabilities, in which case the related charge could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

Customers may be unable to obtain financing to make purchases from us.

Some of our customers require financing in order to purchase our products. The potential inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. If our customers become insolvent due to market and economic conditions or otherwise, it could have a material adverse impact on our business, financial condition and results of operations.

The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow, which could materially and adversely affect our revenues, profits and margins.

We believe the near-term growth of the LED market will be accelerated by government policies in certain countries that either directly promote the use of LEDs or discourage the use of some traditional lighting technologies. Today, the upfront cost of LED lighting exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. However, some governments around the world have used policy initiatives to accelerate the development and adoption of LED lighting and other non-traditional lighting technologies that are seen as more environmentally friendly compared to some traditional lighting technologies. Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies could result in decreased demand for our products and decrease our revenues, profits and margins. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than our competitors.

We believe that certification and compliance issues are critical to the LED business.

We are required to comply with certain legal requirements governing the sale of LED products. Although we are not aware of any efforts to amend any existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such an amendment or implementation were to occur.

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products.

General Risks

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

To a significant extent our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team including our Executive Chairman, CEO, Chief Financial Officer and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time Competition for highly skilled technical people is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our strategic objectives and our business could suffer.

We incur significant costs as a result of being a public company and our management is required to devote substantial time and financial resources to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, board compensation and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002, including section 404(a) that requires that we annually evaluate and report on our systems of internal controls. In the future, there may be material weaknesses in our internal controls that would be required to be reported in our annual and quarterly reports. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline.

We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation related to our products, suppliers, customers, employees, stockholders, distributors, sales representatives, sales of our assets, among other things, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

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

The NASDAQ Capital Market may not continue to list our common stock for trading on its exchange if we do not comply with its continued listing requirements, which could adversely affect the price of our common stock and its liquidity.

We must comply with NASDAQ’s continued listing requirements related to, among other things, stockholders’ equity, market value, minimum bid price and corporate governance in order to remain listed on the NASDAQ Capital Market. Although we expect to meet the continued listing requirements, there can be no assurance we will continue to do so in the future. If we do not remain compliant with these continued listing requirements, we could be delisted. If we were delisted, it would be likely to have a negative impact on our stock price and liquidity. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in or recommending our common stock, and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be impaired. As a result of these factors, the value of the common stock could decline significantly.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock is likely to be influenced by any research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover us and one or more of these analysts downgrades our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline. These risks could be especially significant for us since we have a small public float and limited analyst coverage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table summarizes information with respect to our facilities, all of which are leased:

Description	Location	Area (sq. feet)	Year of Lease Expiration

ForceField corporate headquarters	New York, New York	500	2015
ForceField corporate offices	Coconut Creek, Florida	1,353	2016
ForceField sales office	Escazu, Costa Rica	1,000	2015
ESCO headquarters and sales office	Lenox, Massachusetts	5,000	2017
ESCO sales office	Boston, Massachusetts	750	2015

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

ITEM 3. LEGAL PROCEEDINGS

On April 28, 2014, TransPacific Energy Inc. (“TPE”), Karen Kahn, Alexander Goldberg, John Howard, Audrey Boston, Anne Howard (“Howard”), ACME Energy, Inc. (“Acme”), and Samuel Sami (“Sami”) (collectively, the “Plaintiffs”) filed suit against ForceField Energy, Inc. (“ForceField”) in the Superior Court of the State of California for the County of San Diego, in a case styled  TransPacific Energy, Inc. et al. v. ForceField Energy, Inc., Case No. 37-2014-00013110-CU-BC-CTL (Cal. Super. Ct. filed April 28, 2014) (the “Lawsuit”).   In the Lawsuit, Plaintiffs claimed various breaches by ForceField of the Share Exchange Agreement dated May 10, 2012 between ForceField, Acme, Apela Holdings, and ABH Holdings, and sought unspecified damages in excess of $25,000.  ForceField filed a motion to compel the Lawsuit to arbitration.

On July 14, 2014, ForceField commenced an arbitration proceeding against TPE, Anne Howard, Samuel Sami, and ACME Energy, Inc. (collectively, the “Respondents”) before the American Arbitration Association in New York City styled ForceField Energy, Inc. v. TransPacific Energy, Inc., et al v. ForceField Energy, Inc., et al, AAA Case No. 01-14-0000-9289 (the “Arbitration”).  In the Arbitration, ForceField asserted various claims for breach of the Share Exchange Agreement, which materially harmed the value of ForceField’s investments in TPE.  Respondents filed counterclaims in the Arbitration similar in substance to the claims they asserted in the Lawsuit.

On March 5, 2015, the parties entered into a written settlement agreement (“Agreement”) that resolved all claims and counterclaims asserted in both the Lawsuit and the Arbitration.  Pursuant to the Agreement, both the Lawsuit and the Arbitration have each been dismissed with prejudice.

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

Quarter Ended	High	Low
December 31, 2014	$6.46	$6.19
September 30, 2014	$5.39	$5.00
June 30, 2014	$5.94	$4.90
March 31, 2014	$6.98	$4.44
December 31, 2013	$6.00	$4.90
September 30, 2013	$5.31	$3.32
June 30, 2013	$5.39	$5.00
March 31, 2013	$5..64	$4.98

Holders of Our Common Stock

As of April 6, 2015, we had 18,902,053 shares of our common stock issued and outstanding, held by 1,626 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the period from October 1, 2014 through the period ended December 31, 2014, we had the following issuances of unregistered securities:

●	On October 20, 2014 we issued shares of our common stock for compensation of the independent members of our board of directors. The shares issued were valued at $18,000.

●
We sold 709,250 shares of our common stock to 28 accredited investors at an average price of $4.36 per share, resulting in gross proceeds of $3,090,000. The proceeds, net of offering expenses, were $2,785,000. In connection with the private placement, we issued warrants to purchase 253,000 shares of our common stock at an exercise price of $5.00 per share for a term of one year.

●	We issued $710,000 in convertible debentures at interest rate of 9%. The proceeds net of offering expenses were $675,000.

With respect to the sales of our securities described above, we relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission , we disclaim any obligation to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Annual Report.

As of December 31, 2014, we had two distinct operating segments:

➢	LED Lighting Distribution Segment – The Company is a distributor and installer of LED and other commercial lighting and fixtures
➢

ORC Waste Heat Energy Segment – The Company owned 50.3% of TPE, a San Diego based renewable energy technology provider that uses “waste heat” from various manufacturing facilities and other sources to provide clean electricity.  On March 5, 2015 the Company sold all of 50.3% interest in TPE and TPE became a discontinued operation.

In March, 2015, we sold our 50.3% interest in TPE, which operations comprised our ORC Waste Heat Energy Segment.

LED LIGHTING OVERVIEW

LED Lighting Distribution

Primary Target Customers and Current Initiatives in Process

Our target customers include hospitals, utility companies, companies with warehousing operations or large indoor spaces that use high intensity lighting, such as auto dealerships, schools, universities, multi-location retail outlets and new construction projects. Both ALD and ESCO had been operating successfully for over 20 years before we acquired them, and have successfully serviced thousands of clients in a variety of industries.  Many of these customers installed non-LED lighting and these will serve as a base to draw upon to attract future business when the customers convert from traditional lighting to LED lighting. Also, we intend to use the acquisitions of ALD and ESCO and their track record of successfully completing projects for large entities and Fortune 500 companies, to develop a platform to bid on larger projects that neither ALD nor ESCO could have individually historically bid upon.  By bidding on numerous projects we expect to secure some large corporate customers with large multi-location needs for LED lighting to supplement both ALD’s and ESCO’s existing business. We intend to excel at selling to some of the larger corporate and institutional prospects. Many have a commitment to “going green” and are the most conscious of ROI and related efficiency, significant cost savings and design improvements that are offered by the LED lighting alternative.

Currently in our LED segment we have approximately 500 active bids for LED projects in the United States, Latin America and the Caribbean totaling excess of $70.0 million, or an average bid size of approximately $140,000 per project. Additionally, and not included in the $70.0 million bid total is one discrete bid in Latin America amounting to approximately $22.0 million. There can be no assurances that we will win this $22.0 million dollar bid, of if awarded the bid, that we can obtain financing to fulfill this order. As of March 31, 2015 we have approximately $2.9 million in signed backlog.

We do not have enough operating history to correlate the amount of backlog or bid activity that will result in revenue generation for us. The realization of revenue from these bids and especially for some of these very large prospective customers or projects, will be dependent on the successful completion of energy audits and initial trials, consummation of definitive agreements, delivery of LED product by our LED supplier, and the ability of both the Company and the end-users to obtain financing on reasonable terms. Based on our experience financing for projects in Latin America and the Caribbean is difficult and time consuming to obtain. We believe due to the acquisition of ALD and ESCO that we will be successful in obtaining some of these larger prospective clients and projects and generating significant and increasing revenue over a multi-year period, however there can be no assurances that all the conditions necessary to commence the projects we are successful in obtaining, if any, can be met.

As part of our LED marketing activity, we offer non-recourse third party financing to potential credit worthy LED clients in the United States who want to finance their purchases of LED products. Additionally, we are in discussions with banks in Latin America and other entities to provide similar types of financing, as well as financing directly to us for LED contracts that we are able to obtain. There can be no assurances that these financing programs will be successful or that our targeted clients will qualify for such financing. To date, all financing of LED projects has come from funding we have provided.

Overview of Outdoor Lighting Initiative

With increased state and federal initiatives including the Presidents Challenge for Advanced Outdoor Lighting and the DOE’s Better Building Program, we believe we are only in the early stages of this multi-billion dollar market opportunity to switch to high efficiency lighting for street lights and other outdoor applications fully manage their own street lighting operations.

High efficiency lighting has limited market penetration in parking lots, parking garages, and streetlights, with recent estimates at 3% or less. For instance, based on the installed stock LED luminaire efficacies in 2012, the potential energy savings is about 650 TBtu annually, which equates to more than $6 billion ( approx. $2.3 billion from streetlights) and 40 million metric tons of CO2 emissions per year. The benefits of high efficiency lighting go beyond savings. For example, LED lighting offers extremely long lifetimes, are directional light sources and thus able to limit light pollution and light trespass, are highly efficacious, function well in cold temperatures, are not affected by vibration, and are able to provide a high quality light. More information can be found in the DOE Fact Sheet. In addition, you can learn more by going to The Presidential Challenge for Advanced Outdoor Lighting which tripled the DOE Better Buildings program goal of upgrading 500,000 light poles, which is on track to be exceeded, to 1.5 million light poles by May 2016.

Significant Streetlight Project and Exclusive Licensing Agreement

In early November 2014 our ESCO subsidiary was selected by the Connecticut Conference of Municipalities (“CCM”) along with two other companies to implement Connecticut’s municipal Street Light LED Conversion Program.  Of the three companies selected, ESCO was the only one based in New England. Under the five year service agreement, ESCO expects to work with CCM’s 153 member-communities to implement this innovative, state-wide program; which, with full participation, is estimated to be valued between $75.0 and $90.0 million over a five year period. Based upon the preliminary scope of work we believe that ESCO, being the only regional company selected, could realize revenues in excess of $25 to $30 million over the duration of the agreement which spans 3-5 years.

ESCO intends to offer these communities its comprehensive Municipal Street Light Conversion Program which enables communities to cost-effectively purchase existing street lights, which are currently owned by local utilities, and replace them with high efficiency lighting.  The potential energy savings and greenhouse gas (GHG) reductions from switching to high efficiency lighting in outdoor applications are significant.  Conversions using ESCO’s Municipal Street Light Conversion Program are typically structured so that no initial capital outlays are required and the cost of conversion is completely paid from the savings generated by the conversion thus generating immediate positive cash flow to the municipality. In addition, ESCO also offers tax-exempt municipal lease financing to support potential LED project funding needs of the municipality.

The program also enables communities to fully manage their own street lighting operations and achieve significant energy, maintenance, and cost savings. The ESCO program delivers maximum, verified energy and operational savings while improving the quality of light and enhancing public safety through the use of state-of-the-art LED technology.

On December 7, 2014 we signed an exclusive licensing agreement with Bridgewater, New Jersey based Noveda Technologies Inc., a leader in cloud-based, real-time energy and water management systems for Noveda’s Intelligent Lighting Management Technology incorporating integrated measurement and verification for use in all LED applications. Under the terms of licensing agreement we paid $175,000 to retain exclusive rights for the use of Noveda’s IntelliNET™ Luminaire Management System (LMS) in LED lighting applications which involves any combination of lighting controls technology, integrated measurement and verification, and all associated hardware/software which in any way relates to the monitoring and control of electric energy for management of lighting and demonstrates energy savings across LED products. The five-year agreement, which is renewable, covers the United States, Canada and Mexico.

Noveda’s technology provides a 360% view of consumption patterns including energy consumption, financial savings and carbon reduction in real-time, with high impact user interface. By leveraging real-time monitoring data, customers can uncover the source of energy waste and gauge the impact of actions taken to eliminate waste. The cloud based solution is accessible from anywhere utilizing a highly secure communications platform via commercially available wide area networks, WiFi or Cellular technologies. Noveda’s platform enables customers to integrate their lighting infrastructure into a single intelligent network to manage consumption and lower costs. This is especially useful for applications with several hundreds of light fixtures like street lights and large area lighting including warehouses

In February 2015 we entered into three Letter of Intent agreements for three LED streetlight conversion projects in Connecticut amounting to approximately $1.3 million and are bidding on approximately $17.0 in additional work. This streetlight initiative is our largest current active project. We estimate that we will generate between $6-10 million in revenue from this streetlight project in 2015 and believe our ability to deliver a fully integrated street light acquisition and LED conversion program that incorporates an array of financing options provides us with a competitive advantage as we aggressively pursue other communities in Connecticut as well as the significant opportunities in other states and communities across the US.  There can be no assurances, however, that we will attain these revenue levels.

ORC OVERVIEW

Prior to March 2015, through our 50.3% interest in TransPacific Energy (“TPE”) we were a licensee of a renewable energy technology that utilized modular recovery systems to convert waste heat generated from manufacturing and other sources, into clean electricity. On March 5, 2015, we completed the sale of our 50.3% interest in TransPacific Energy, Inc. (“TPE”) to certain current and former TPE shareholders for total consideration valued at approximately $2.0 million, which included $50,000 in cash and the return by the TPE shareholders of approximately 255,351 shares of ForceField’s common stock issued in connection with ForceField’s acquisition of its 50.3% interest in TPE in May 2012. These shares have been returned to treasury. In addition to the foregoing the agreement provides for the settlement of the two litigation matters discussed in Item 1 of Part II, of the Company’s Form 10-Q for the quarter ended September 31, 2014. As a result of the transaction we immediately exited the waste heat segment of our business and TPE became a discontinued operation.

Predecessor and Successor Reporting

As discussed throughout this Report the ALD transaction was accounted for under purchase accounting. ALD is deemed the Predecessor and ForceField is the Successor for the purpose of financial reporting under the rules of the SEC. The assets and liabilities of ALD are recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction have been reflected in the books of ForceField, resulting in assets and liabilities of the Company being recorded at fair value at April 25, 2014. Therefore the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction. The comparisons and analyses of operating result below reflect the activities of only ALD in 2013; compared to ALD, corporate expenses, and the operations of ESCO for the period October 18 –December 31, 2014.

Segment Results

The following table sets forth operations by segment for the successor period of April 26, 2014 through December 31, 2014:

	LED	ORC	Corporate	Total

Sales	$7,519,803	$-	$-	$7,519,803
Cost of goods sold	5,146,001	-	-	5,146,001
Gross margin	2,373,802	-	-	2,373,802
Operating expenses:
Depreciation and amortization	486,320	70,356	3,195	559,871
Selling and marketing	731,643	1,852	-	733,495
General and administrative	1,808,750	15,915	1,411,605	3,236,270
Professional fees	8,021	68,785	831,326	908,132
Total operating expenses	3,034,734	156,908	2,246,126	5,437,768
Income (loss) from operations	(660,932)	(156,908)	(2,246,126)	(3,063,966)
Other income (expense)
Interest expense, net	(1,825)	69	(462,178)	(463,934)
Other gains (losses)	545,000	-	-	545,000
Total other income (expense)	543,175	69	(462,178)	81,066
Income (loss) before income taxes	(117,757)	(156,839)	(2,708,304)	(2,982,900)
Provision for income taxes (benefit)	(186,217)	(160,356)	7,467	(339,106)
Net income (loss)	$68,460	$3,517	$(2,715,771)	$(2,643,794)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported. All operations reported in the predecessor periods are attributable to the Company’s LED segment.

Revenue

Revenue for the year ended December 31, 2014 was $9,131,016 an increase of $2,007,558 or 28.2% as compared to $7,123,458 in the corresponding year ended December 31, 2013.  The increase in revenue is primarily attributable to the inclusion of $2,086,890 in ESCO revenue in 2014 compared to zero in 2013, offset by a decline in revenue at ALD from $7,123,458 in 2013 to $6,529,645 in 2014.  We believe the decline in revenue at ALD was attributable to overly stringent laws enacted in California related to Title 24 Building Code which impacts the installation of LED and other lighting products. In 2014 a number of ALD’s competitors became insolvent and the number of industry competitors in the LED industry, consolidated.  We believe that the state of California where we record the vast majority of our revenue at ALD has eased the regulations of Title 24 and that we will benefit from these changes enabling us to reach or exceed historic revenue levels at ALD which were significantly higher than 2014 levels, although there can be no assurances.

Our revenue in both the 2014 and 2013 periods was generated entirely by our LED segment. Revenue is derived primarily from the distribution, sale and installation of lighting products. These products include LED lighting lamps, fixtures and other conventional lighting products. Our LED segment revenue is subject to fluctuation, on both quarterly and annual basis because we are a contract business, and is also impacted by seasonality, the timing of significant contracts, and utility rebate programs. Historically, we have realized a greater percentage of revenue from this segment in the latter half of the year. As such we expect to experience significant fluctuations in our quarterly revenue levels until our revenues increase to higher levels.

Our results do not reflect any revenue from our ORC waste heat recovery segment in either 2014 or 2013. There was no revenue generated from the ORC segment in either 2013 or 2014 we divested our ORC segment on March 5, 2015; and as described throughout this Report, we divested ORC operations on March 5, 2015.

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

Gross margin for the year ended December 31, 2014 was $2,846,188, or 31.2% of revenue as compared to gross margin of $2,925,500 or 41.1% of revenue in the corresponding prior year. The decline in gross margin in 2014 compared to 2013 is due to the impact of our product mix which varies from period to period, downward adjustments to revenue from rebates from utilities and due to the inclusion of $2,089,890 in ESCO revenues at a gross margins of approximately 29.9 % in 2014.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2014 was $926,643, or 10.1% of revenues, as compared to $735,071, or 10.3% of revenues in the corresponding year ended December 31, 2013. Selling expenses as a percentage of revenue was consistent between 2014 and 2013. Selling and marketing expenses are primarily comprised of advertising, website development and maintenance, and commissions We expect that selling and marketing expenses, as a percentage of revenues, will decrease as revenue levels increase, although there can be no assurances.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the year ended December 31, 2014 were $3,721,940 or 40.8% of revenues, as compared to $1,590,610 or 22.3% of revenue for the year ended December 31, 2013. The primary components of our G&A expenses include salaries and benefits, facility costs and maintenance, investor relations activities, various public company expenses and other administrative and office expenses; a substantial portion of which are fixed. The increase in general and administrative expenses over the prior year periods is largely attributable to the inclusion of current year operating expenses for ForceField. We expect to leverage these costs in the future and believe that our G&A expenses, as a percentage of revenue, will decrease in future periods.

Professional Fees

Professional fees for the year ended December 31, 2014 were $945,449, or 10.4% of revenue, as compared to $26,365, or 0.4% in the corresponding prior year ended December 31, 2013. In 2014, we recorded non-recurring accounting and legal fees of approximately $270,000 relating to the acquisition of American Lighting and ESCO, and legal fees of $311,000 pertaining to the matter with TransPacific which has been described in “Item 1. Legal Proceedings” below. These professional fees, in addition to professional services rendered for recurring regulatory and compliance actions, public company fees are the primary drivers for the increases, over the prior year period.

Provision for Income Taxes

We recorded an income tax benefit of $337,006 for the year ended December 31, 2014, as compared to an income tax expense of $237,134 in prior year ended 2013.

As of December 31, 2014, we had federal, state and foreign net operating loss carryforwards aggregating to approximately $8,885,000 million that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2033. Going forward we expect our ALD and ESCO subsidiaries to be profitable and that our NOL’s will be available to offset ALD’s and ESCO’s federal income tax liability.

Interest Expense, net

Interest expense for the year ended December 31, 2014 was $458,367 compared to $10,983 in interest income for the prior year ended December 31, 2013. The increase in interest expense is attributable to the inclusion of ForceField convertible debt and other debt in 2014, compared no debt on the balance sheet as of December 31, 2013.

Other Gains and Losses

We determine the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value re-measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, we reassess our current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss. At December 31, 2014, we recorded of a gain of $545,000 due to the reduction in fair value of the contingent consideration recorded in relation to our acquisition of ALD from $1,186,000 to $641,000.

Net Earnings (Loss) Attributable to Stockholders

During the year ended December 31, 2014, we incurred a net loss attributable to ForceField stockholders of $2,920,211 or $(0.16) per basic and fully diluted share. During the same year ended December 31, 2013, we had net income attributable to ForceField stockholders of $197,570 or $0.16 per basic and fully diluted share.  The primary reason for the material change in net income (loss) is attributable to the inclusion of corporate expenses in 2014 compared to non-inclusion in 2013.

The weighted average number of basic and fully diluted shares outstanding for the year ended December 31, 2014 was 16,605,021 compared to 1,252,403 basic and fully diluted shares for the year ended December 31, 2013. The material increase in shares outstanding is due to the difference in capital structures due predecessor and successor accounting. 2013 shares outstanding are those of ALD whereas 2014 shares outstanding exclude ALD shares and reflect the shares outstanding of the public company.

There are no dilutive equivalents included in our calculation of fully diluted shares.

During the 2014 successor period commencing on April 26, 2014 we increased our shares outstanding by 1,965,587 shares primarily comprised of 744,074 shares issued in connection with acquisitions, 540,722 shares in connection with sales made under private offerings and 543,750 shares in connection with the exercise of common stock warrants. Additionally in connection with the acquisition of ESCO, we issued 687,500 shares of restricted common stock to be used as collateral against the payment of the $2.075 million promissory note due to ESCO’s selling shareholder on October 17, 2016. These shares were not included in our weighted average shares outstanding calculation or in calculating earnings per share.

Liquidity and Capital Resources

At December 31, 2014, we had cash on hand of $771,206 substantially all of which was on deposit at institutions located within the United States, compared to $339,011 at December 31, 2013, all of which was on deposit in the U.S. For the year ended December 31, 2014 we realized negative cash flows from the operating activities from operations of $1,746,290 compared to net cash provided by operating activities of $2,177,127. The significant decrease is primarily attributable to the inclusion of corporate expenses in 2014. Proceeds generated from private placements of our common stock, convertible debentures and senior promissory notes have been effectively the sole source of funding for our operations. During the years ended December 31, 2014, we raised $4,429,250 and $1,210,000, respectively, in new capital proceeds through these private placements of our common stock and convertible debentures. Additionally in 2014 we raised $1,000,000 through the issuance of senior secured promissory notes.  A portion of all of these were also used to fund our acquisition activity as described throughout this Report.

At December 31, 2014, we had a working capital deficit of $690,264 compared to a working capital surplus of $2,668,968 at December 31, 2013. The deficits were primarily attributable to the inclusion of current assets and liabilities from corporate operations in 2014

Net cash used in investing activities was $6,019,316 for the year ended December 31, 2014, compared to net cash used in investing activities of $4,845 for the year ended December 31, 2013. The material decrease in net cash used in investing activities is primarily attributable to using $5,835,973 in 2014 for acquisition of businesses net of cash received, and $175,000 in 2014 to purchase intangible assets.

Net cash provided by financing activities was $5,671,338 for the year ended December 31, 2014, compared to a net cash used in financing activities of $2,050,000 for the year ended December 31, 2013. The material increase in net cash provided by financing activities in 2014 compared to 2013 is attributable to $4,429,250 from the issuance of common stock and exercise of warrants and $1,210,000 from issuance of convertible debentures; compared to the payment of $2,050,000 in dividends from ALD to their former shareholders prior to our acquisition of them.

We generated negative cash flows from operations during 2014.  Based on current operating levels we had approximately three months’ worth of cash available as of December 31, 2014. Our ability to continue to meet our obligations in the ordinary course of business and fund our operations is contingent upon our capability of establishing and sustaining profitable operations, both accretively through the acquisition of ALD and ESCO, and organically. It is further contingent upon our capability of raising new capital, either privately or publicly, through debt or equity financing transactions. We believe we can continue to raise capital on favorable terms comparable to historic levels and terms however, we can offer no assurance that such financings will be available to us on acceptable terms or that such transactions will not be dilutive to our current shareholders.

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited (“SE Hong Kong”), FFE USA, FFE Costa Rica, ESCO, and American Lighting; and TransPacific Energy, Inc. (“TPE”), in which the Company maintains a 50.3% equity interest. All intercompany accounts and transactions are eliminated in consolidation.

Acquisition of American Lighting

On April 25, 2014, the Company acquired American Lighting, a leading commercial lighting specialist based, in San Diego, California (see Note 8 – Business Combinations).

Predecessor and Successor Reporting

The American Lighting transaction was accounted for under the acquisition method of accounting in accordance with generally accepted accounting principles. For the purpose of financial reporting, ALD w deemed to be the predecessor company and ForceField is deemed to be the successor company in accordance with the rules and regulations issued by the Securities and Exchange Commission (“SEC”). The assets and liabilities of ALD were recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction are reflected in the books of ForceField, resulting in assets and liabilities of the Company being recorded at fair value at April 25, 2014. Therefore the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of a different basis of accounting between the periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Change in Accounting Policy

During the year ended December 31, 2014, the Company changed its accounting policy related to revenue recognition from the completed contracts method to the percentage-of-completion method. Under the new policy, revenue is measured by evaluating the percentage of total costs incurred to date against the estimated total costs for each contract.

The impact of the change in accounting policy on the current and prior period financial statements was not material.

Revenue Recognition

The Company recognizes revenue on the percentage-of-completion method, measured by the percentage of total costs incurred to date against the estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

The asset, Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenue recognized in excess of amounts billed. The liability, Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenue recognized.

Revenue from rebates from utilities may be recognized on eligible energy-efficient lighting retrofit projects. These rebates are simultaneously credited against the quoted contract price and assigned to the Company by the customer. The Company is responsible for the application of the rebate, and bears the risk of any loss from the verification and collection of the rebate. During the successor period of April 26, 2014 through December 31, 2014, revenue from rebates from utilities totaled $1,097,081. During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, revenue from rebates from utilities totaled $786,519 and $2,630,815, respectively.

Certain rebates from utility companies are subject to refund rights in the event that specified energy savings are not met. The Company assesses each retrofit project subject to refund rights to determine if the estimated energy savings are likely to be met. As of December 31, 2014 and 2013, there were no retrofit projects subject to this refund right that were not expected to meet the specified energy savings.

The utilities providing the retrofit rebate, at their discretion, can audit the Company's customer installations prior to payment. These audits often result in an adjustment to the rebate, which is netted against revenues. A reserve for adjustments was recorded based upon current period sales and the Company’s historical experience factor in recording such rebate adjustments. During the successor period of April 26, 2014 through December 31, 2014, adjustments to rebates from utilities totaled ($23,191).  During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, adjustments to rebates from utilities totaled $50,409 and $45,648, respectively. These amounts are netted in the Company’s accounts receivable and revenue.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

The Company determines the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3
Earnout liability	—	—	$3,326,000

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2014:

2014

Fair value, January 1	$-
Fair value of contingent consideration issued during the period	3,871,000
Change in fair value	(545,000)
Fair value, December 31	$3,326,000

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible promissory notes are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Beneficial Conversion Features

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

Cash and cash equivalents

The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be in excess of the Federal Deposit Insurance Corporation’s insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Accounts receivable balances consist of amounts due from customers and are recorded net of allowances for doubtful accounts, a reserve for sales adjustments and deferred payment plan discounts.

The Company has a non-interest-bearing payment plan for accounts receivable under which participating customers make installment payments of equal amounts over predetermined terms, usually a two-year period. In accordance with FASB ASC 310, Receivables, the Company estimates the present value of the payment plan for accounts receivable using imputed interest at the Company's borrowing rate at the end of the year (6.25% as of December 31, 2014 and December 31, 2013).

The Company's long-term receivables are considered financing receivables. The credit quality of these customers is evaluated on an ongoing basis and the allowance for doubtful accounts is adjusted for any changes in assessed risk. During the successor period of April 26, 2014 through December 31, 2014, the Company recorded a decrease of $3,026 in the provision and recorded $0 in write offs. During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, the Company recorded a decrease of $32,967 and $77,874, respectively and $11,811 and $17,792, respectively in write-offs for both periods.

The difference between the present value and face value is recorded as unamortized discounts, which will be amortized over the term of the payment plan. The allowance for discounts on deferred payment plan accounts receivable was $10,640 and $12,016 as of December 31, 2014 and 2013, respectively. The Company recorded $2,327 of interest income from deferred payment plan accounts receivable during the successor period of April 26, 2014 through December 31, 2014. The Company recorded $5,561 of interest income from deferred payment plan accounts receivable during the predecessor period of January 1, 2014 through April 25, 2014. The Company recorded $6,001 of interest income from deferred payment plan accounts receivable during the year ended December 31, 2013.

For rebate receivables from utilities, the Company typically is entitled to receive a portion of such amounts upon completion of the project, and the remaining portion after specified conditions are proven to have been met.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market value. Cost is determined on a first-in, first-out ("FIFO") basis. Inventory is reviewed periodically for slow-moving and obsolete items. The Company believes that no reserve for obsolete inventory is necessary as of December 31, 2014 and December 31, 2013.

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

Computers and equipment	3 – 7 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	Lesser of lease term or estimated useful life
Vehicles	5 years

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships, distribution and licensing agreements, non-compete agreements and technology. Their useful lives range from 0.5 to 15 years. The Company’s indefinite-lived intangible assets consist of trade names.

Goodwill and indefinite-lived assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment test prior to scheduled annual impairment tests scheduled in the fourth quarter.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

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

Foreign Currency Translation

The functional and reporting currency of ForceField Energy S.A. is the Costa Rican Colon. Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2014 and December 31, 2013, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Advertising expenses

Advertising costs are expensed as incurred and included in selling and marketing expenses.

Shipping and handling costs

Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive and Financial Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information with respect to our executive officers;

Name	Age	Position Held with the Company	Held Since

Richard St-Julien	45	Executive Chairman, President LED Operations	2009

David Natan	62	Chief Executive Officer	2010

Jason Williams	41	Chief Financial and Accounting Officer	2011

For other information required by this item, see the sections entitled “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Proxy Statement and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Proxy Statement and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information with respect to certain relationships and related transactions and director independence, see the sections entitled “Corporate Governance” and “Board of Directors and Committees” in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Proxy Statement and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For information with respect to principal accounting fees and services, see the section entitled “Principal Accounting Fees and Services” in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Proxy Statement and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.01
Stock Purchase Agreement  by and among the Company, 17th Street ALD Management Corporation, sellers and sellers’ representative (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated April 25, 2014)

2.02
Stock Purchase Agreement by and among the Company, ESCO Energy Services Company and Mitchell Barack. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 17, 2014)

3.01	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed with the Commission on September 7, 2007)
3.02	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the Commission on September 7, 2007)
3.03	Certificate of Change to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K dated March 24, 2009)
3.04	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K dated March 24, 2009)
3.05	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated March 24, 2011)
3.06	Certificate of Change to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 8, 2010)
3.07	Certificate of Change to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 8, 2010)
3.08
Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s preliminary information statement on Schedule 14C filed with the Commission on February 6, 2013)

3.09	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2 filed with the Commission on September 7, 2007)
4.01	Form of Convertible Promissory Note
4.02	Form of Common Stock Purchase Warrant
4.03	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated April 25, 2014)
4.04	Short Term Note (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 13, 2014)
4.05	Form of $2.075 Million Secured Promissory Note (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated October 17, 2014)
4.06	Form of $1.075 Million Secured Promissory Note (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K dated October 17, 2014)
10.01
Exclusive Distribution Framework Agreement dated December 12, 2009 by and among SunSi Energies Hong Kong Limited, Zibo Baokai Commerce and Trade Co., Ltd. and Zibo Baoyun Chemical Plant (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated December 12, 2009)

10.02
Equity Transfer Agreement with Regard to Wendeng He Xie Silicon Co., Ltd. dated November 22, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2011)

10.03	Letter Agreement dated December 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 9, 2011)
10.04	Addendum to Equity Transfer Agreement dated June 13, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 13, 2011)
10.05
Distribution Agreement with Shanghai Lightsky Optoelectronics Technology Co., Ltd. dated August 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2012)

10.06
Amendment No. 1 to Product Exclusive Distributor Agreement with LightSky dated November 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K dated April 15, 2014 for the period ended December 31, 2013)

10.07	Equity Transfer Agreement with Regard to Wendeng He Xie Silicon Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2014)
10.08	Equity Transfer Agreement with Regard to Zibo Baokai Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2014)
10.09
Amendment No. 2 to Product Exclusive Distributor Agreement with LightSky dated March 24, 2014 ((incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated April 15, 2014 for the period ended December 31, 2013)

10.10	Form of Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2014)
10.11	Form of Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2014)
10.12	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2014)
10.13	Amendment No. 1 to the Stock Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 13, 2014)
10.14	Continuing Corporate Guaranty (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 13, 2014)
10.15	Stock Please and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2014)
10.16	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 17, 2014)
10.17	Settlement Agreement and Mutual General Release of all Claims (incorporated by referenced to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 5, 2015)
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCEFIELD ENERGY INC.

April 15, 2015	By:	/s/ David Natan
David Natan
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

April 15, 2015	/s/ David Natan
David Natan
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

April 15, 2015	/s/ Jason Williams
Jason Williams
Chief Financial and Accounting Officer

April 15, 2015	/s/ Richard St-Julien
Richard St-Julien
Chairman of the Board of Directors

April 15, 2015	/s/ Adrian Auman
Adrian Auman
Director

April 15, 2015	/s/ Kebir Ratnani
Kebir Ratnani
Director

April 15, 2015	/s/ David Vanderhorst
David Vanderhorst
Director

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2

Consolidated Statements of Operations and Comprehensive (Loss) for the Period from April 26 through December 31, 2014 (Successor), the Period from January 1 through April 25, 2014 and for the Year Ended December 31, 2013 (Predecessor)
F-3

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2013 and Period from January 1, 2014 through April 25, 2014 (Predecessor)	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the Period from April 26 through December 31, 2014 (Successor)	F-5

Consolidated Statements of Cash Flows for the Period from April 26 through December 31, 2014 (Successor), the Period from January 1 through April 25, 2014 and for the Year Ended December 31, 2013 (Predecessor)
F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
ForceField Energy Inc.

We have audited the accompanying consolidated balance sheet of ForceField Energy Inc. and its subsidiaries (collectively, the“Company” or “Successor) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the period from April 26, 2014 through December 31, 2014. We have also audited the accompanying consolidated balance sheet of 17th Street ALD Management Corp (“Predecessor”) as of December 31, 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended and for the period from January 1, 2014 through April 25, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForceField Energy Inc. and its subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the period from April 26, 2014 through December 31, 2014, in conformity with account principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the financial position of 17th Street ALD Management Corp as of December 31, 2013 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2014 through April 25, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2015

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$771,206	$339,011
Accounts receivable, net	4,519,589	2,955,758
Costs and estimated earnings in excess of billings on uncompleted contracts	652,007	-
Inventory, net	431,585	212,789
Prepaid expenses and other current assets	487,396	73,611
Deferred tax assets, net	-	91,654
Total current assets	6,861,783	3,672,823
Accounts receivable, net -- noncurrent	33,093	4,921
Property and equipment, net	167,831	11,636
Goodwill	12,388,431	-
Intangible assets, net	7,976,980	-
Deferred tax assets, net -- noncurrent	-	766,137
Other assets	185,902	-
Total assets	$27,614,020	$4,455,517

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,017,698	$713,824
Accrued liabilities	1,517,258	281,013
Billings in excess of costs and estimated earnings on uncompleted contracts	1,045,687	-
Convertible debentures, net -- current	50,000	-
Loans payable -- current	142,644	-
Senior secured promissory notes, net -- current	2,243,358	-
Related party payables	507,500	-
Income taxes payable	27,902	9,018
Total current liabilities	7,552,047	1,003,855
Convertible debentures, net of loan discounts	2,949,666	-
Loans payable	10,384	-
Senior secured promissory notes, net of loan discounts	1,998,479	-
Mandatorily redeemable preferred stock	-	1,209,891
Deferred tax liabilities, net -- noncurrent	1,954,848	-
Contingent purchase consideration	3,326,000	-
Other noncurrent liabilities	492,712	-
Total liabilities	18,284,136	2,213,746

Commitments and contingencies	-	-

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, Class A, $0.001 par value. 1,500,000 shares authorized; 949,373 shares issued and outstanding as of December 31, 2013	-	949
Common stock, Class B, $0.001 par value. 500,000 shares authorized; 303,030 shares issued and outstanding as of December 31, 2013	-	303
Common stock, $0.001 par value. 37,500,000 shares authorized; 19,200,005 shares issued and 17,737,908 shares outstanding as of December 31, 2014	19,200	-
Common stock held in treasury, at cost, 1,462,097 shares held at December 31, 2014	(1,166,071)	-
Additional paid-in capital	27,132,299	791,837
Accumulated earnings (deficit)	(16,767,876)	1,448,682
Accumulated other comprehensive income	12,573	-
Total ForceField Energy Inc. stockholders' equity	9,230,125	2,241,771
Noncontrolling interests	99,759	-
Total equity	9,329,884	2,241,771
Total liabilities and equity	$27,614,020	$4,455,517

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss

	Successor	Predecessor
	Period from April 26 through December 31,	Period from January 1 through April 25	Year Ended December 31,
	2014	2014	2013

Sales	$7,519,803	$1,611,213	$7,123,458
Cost of goods sold	5,146,001	1,138,827	4,197,958
Gross margin	2,373,802	472,386	2,925,500
Operating expenses:
Depreciation and amortization	559,871	3,334	10,207
Selling and marketing	733,495	193,148	735,071
General and administrative	3,236,270	485,670	1,590,610
Professional fees	908,132	37,317	26,365
Total operating expenses	5,437,768	719,469	2,362,253
Income (loss) from operations	(3,063,966)	(247,083)	563,247
Other income (expense)
Interest expense, net	(463,934)	5,567	10,893
Other gains (losses)	545,000	-	-
Total other income (expense)	81,066	5,567	10,893
Income (loss) before income taxes	(2,982,900)	(241,516)	574,140
Provision for income taxes (benefit)	(339,106)	2,100	237,134
Net income (loss)	(2,643,794)	(243,616)	337,006
Less: Accretion of preferred stock	-	31,054	139,436
Less: Net income attributable to noncontrolling interests	1,747	-	-
Net income (loss) attributable to ForceField Energy Inc. stockholders	$(2,645,541)	$(274,670)	$197,570

Basic earnings (loss) per common share attributable to ForceField Energy Inc. common stockholders:	$(0.16)	$(0.22)	$0.16
Diluted earnings (loss) per common share attributable to ForceField Energy Inc. common stockholders:	$(0.16)	$(0.22)	$0.16

Weighted-average number of common shares outstanding:
Basic	16,605,021	1,252,403	1,252,403
Diluted	16,605,021	1,252,403	1,252,403

Comprehensive loss:
Net income (loss)	$(2,643,794)	$(243,616)	$337,006
Foreign curreny translation adjustment	(7,725)	-	-
Comprehensive income (loss)	(2,651,519)	(243,616)	337,006
Comprehensive income (loss) attributable to noncontrolling interests	1,747	-	-
Comprehensive income (loss) attributable to ForceField Energy Inc. common stockholders	$(2,653,266)	$(243,616)	$337,006

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Statements of Changes in Stockholders' Equity (Predecessor)

					Additional		Total
	Common Stock, Class A		Common Stock, Class B		Paid-in	Retained	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2012	949,373	$949	303,030	$303	$791,837	$1,251,112	$2,044,201

Accretion of preferred stock	-	-	-	-	-	(139,436)	(139,436)

Net income	-	-	-	-	-	337,006	337,006

Balance, December 31, 2013	949,373	949	303,030	303	791,837	1,448,682	2,241,771

Accretion of preferred stock	-	-	-	-	-	(31,054)	(31,054)

Net loss	-	-	-	-	-	(243,616)	(243,616)

Balance, April 25, 2014	949,373	$949	303,030	$303	$791,837	$1,174,012	$1,967,101

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statement of Stockholders' Equity (Successor)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Value	Shares	Value	Stock	Capital	Earnings	Income	Equity	Interests	Total Equity

Balance, April 26, 2014	-	$-	17,234,418	$17,234	$(1,166,071)	$17,709,543	$(14,122,335)	$20,298	$2,458,669	$98,012	$2,556,681
Net loss	-	-	-	-	-	-	(2,645,541)	-	(2,645,541)	1,747	(2,643,794)
Change in foreign currency translation	-	-	-	-	-	-	-	(7,725)	(7,725)	-	(7,725)
Issuance of common stock in connection with sales made under private offerings	-	-	540,722	541	-	2,691,959	-	-	2,692,500	-	2,692,500
Cost of common stock issuances in connection with sales made under private offerings	-	-	-	-	-	(220,750)	-	-	(220,750)	-	(220,750)
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	543,750	544	-	2,174,456	-	-	2,175,000	-	2,175,000
Cost of common stock issuances in connection with the exercise of common stock purchase warrants	-	-	-	-	-	(217,500)	-	-	(217,500)	-	(217,500)
Issuance of common stock in exchange for consulting, professional and other services	-	-	22,621	23	-	134,634	-	-	134,657	-	134,657
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	-	-	44,420	44	-	208,456	-	-	208,500	-	208,500
Issuance of common stock in connection with the issuance of convertible debenture(s)	-	-	15,000	15	-	95,085	-	-	95,100	-	95,100
Issuance of common stock in connection with a letter of intent to acquire a business	-	-	45,000	45	-	246,555	-	-	246,600	-	246,600
Issuance of common stock in connection with the acquisition of a business	-	-	744,074	744	-	4,151,707	-	-	4,152,451	-	4,152,451
Conversion of convertible debenture(s) into common stock	-	-	10,000	10	-	49,990	-	-	50,000	-	50,000
Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	-	108,164	-	-	108,164	-	108,164

Balance, December 31, 2014	-	$-	19,200,005	$19,200	$(1,166,071)	$27,132,299	$(16,767,876)	$12,573	$9,230,125	$99,759	$9,329,884

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows

	Successor	Predecessor
	Period from April 26 through December 31,	Period from January 1 through April 25,	Year Ended December 31,
	2014	2014	2013
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,643,794)	$(243,616)	$337,006
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	559,871	3,334	10,207
Amortization of debt discount	105,393	-	-
Amortization of deferred financing costs	30,521	-	-
Provision for (recovery of) doubtful accounts	14,837	(32,967)	(60,082)
Common stock issued for acquisition costs	109,600	-	-
Common stock issued in exchange for fees and services	134,657	-	-
Deferred taxes	(351,884)	-	221,381
Unrealized (gain) loss on change in fair value of contingent consideration	(545,000)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(66,144)	1,275,004	2,006,374
Costs and estimated earnings in excess of billings on uncompleted contracts	73,500	-	-
Inventory	(31,000)	9,307	88,291
Prepaid expenses and other current assets	(768)	(42,637)	(1,755)
Other assets	(531)	-	-
Accounts payable	212,315	(487,915)	(23,307)
Accrued liabilities	530,141	(120,270)	(400,988)
Billings in excess of costs and estimated earnings on uncompleted contracts	(247,194)	-	-
Income taxes payable and other noncurrent liabilities	14,521	(5,571)	-
Net cash provided by (used in) operating activities	(2,100,959)	354,669	2,177,127

Cash flows from investing activities:
Cash consideration for acquisition of business	(6,309,883)	-	-
Cash acquired in acquisition of business	473,910	-	-
Purchase of fixed assets	(5,575)	(2,768)	(4,845)
Purchase of intangible assets	(175,000)	-	-
Net cash provided by (used in) investing activities	(6,016,548)	(2,768)	(4,845)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,471,750	-	-
Proceeds from exercise of common stock purchase warrants, net of issuance costs	1,957,500	-	-
Proceeds from issuance of convertible debentures	1,210,000	-	-
Proceeds from loans payable	130,000	-	-
Proceeds from issuance of senior, secured promissory notes	2,000,000	-	-
Proceeds from related party payables	122,500	-	-
Dividend and redemption payments on preferred stock	-	(283,000)	(2,050,000)
Repayments of convertible debentures	(100,000)	-	-
Repayments of loans payable	(2,767)	-	-
Repayments of senior, secured promissory notes	(1,819,645)	-	-
Repayments of related party payables	(15,000)	-	-
Net cash provided by (used in) financing activities	5,954,338	(283,000)	(2,050,000)

Effect of exchange rates on cash and cash equivalents	(3,388)	-	-
Net increase (decrease) in cash and cash equivalents	(2,166,557)	68,901	122,282
Cash and cash equivalents at beginning of period	2,937,763	339,011	216,729
Cash and cash equivalents at end of period	$771,206	$407,912	$339,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,959	$-	$150
Cash paid for income taxes	$4,716	$-	$351,069

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to acquisition of business	$4,152,451	$-	$-
Common stock issued with letter of intent to acquire a business	$137,000	$-	$-
Common stock issued for financing costs in connection with convertible debentures	$95,100	$-	$-
Common stock issued to reduce accounts payable and other accrued liabilities	$208,500	$-	$-
Conversion of convertible debentures into common stock	$50,000	$-	$-
Debt issued related to acquisition of a business	$4,150,000	$-	$-
Working capital adjustment payable related to acquisition of business	$1,329,528	$-	$-
Contingent purchase consideration	$3,871,000	$-	$-
Other accrued consideration related to acquisition of a business	$850,000	$-	$-
Accrued issuance costs related to common shares sold in private placements	$261,500	$-	$-
Deferred financing costs accrued in relation to the issuance of debt	$110,000	$-	$-
Discount for beneficial conversion features on convertible debentures	$108,164	$-	$-
Discount for fair value adjustment on promissory notes	$120,442	$-	$-
Accretion of preferred stock	$-	$31,054	$139,436

The accompanying notes are an integral part of the consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Consolidated Financial Statements
December 31, 2014
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. and its subsidiaries (“ForceField” or the “Company”) collectively form an international, contracting organization that offers lighting products and solutions focused on improving energy efficiency. ForceField is a distributor and installer of light emitting diode (“LED”) products and efficient lighting alternatives. The Company has successfully completed numerous commercial installations for organizations of all sizes and industry through its wholly-owned subsidiaries including 17th Street ALD Management Corp (“American Lighting” or “ALD”), based in San Diego, California; ESCO Energy Services Co. (“ESCO”), based in Lenox, Massachusetts; ForceField Energy USA Inc. (“FFE USA”), which includes the assets of Catalyst LED’s LLC; and ForceField Energy SA (“FFE SA”), based in San Jose, Costa Rica.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries SunSi Energies Hong Kong Limited (“SE Hong Kong”), FFE USA, FFE Costa Rica, ESCO, and American Lighting; and TransPacific Energy, Inc. (“TPE”), in which the Company maintains a 50.3% equity interest. All intercompany accounts and transactions are eliminated in consolidation.

Acquisition of American Lighting

On April 25, 2014, the Company acquired American Lighting, a leading commercial lighting specialist based, in San Diego, California (see Note 8 – Business Combinations).

Predecessor and Successor Reporting

The American Lighting transaction was accounted for under the acquisition method of accounting in accordance with generally accepted accounting principles. For the purpose of financial reporting, ALD w deemed to be the predecessor company and ForceField is deemed to be the successor company in accordance with the rules and regulations issued by the Securities and Exchange Commission (“SEC”). The assets and liabilities of ALD were recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction are reflected in the books of ForceField, resulting in assets and liabilities of the Company being recorded at fair value at April 25, 2014. Therefore the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of a different basis of accounting between the periods presented. Predecessor account balances and results of operations for the current period are effective through April 30, 2014, as the impact of transactions recorded from April 26, 2014 through April 30, 2014 was not material.  All intercompany accounts and transactions are eliminated through consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Change in Accounting Policy

During the year ended December 31, 2014, the Company changed its accounting policy related to revenue recognition from the completed contracts method to the percentage-of-completion method. Under the new policy, revenue is measured by evaluating the percentage of total costs incurred to date against the estimated total costs for each contract.

The impact of the change in accounting policy on the current and prior period financial statements was not material.

Revenue Recognition

The Company recognizes revenue on the percentage-of-completion method, measured by the percentage of total costs incurred to date against the estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

The asset, Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenue recognized in excess of amounts billed. The liability, Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenue recognized.

Revenue from rebates from utilities may be recognized on eligible energy-efficient lighting retrofit projects. These rebates are simultaneously credited against the quoted contract price and assigned to the Company by the customer. The Company is responsible for the application of the rebate, and bears the risk of any loss from the verification and collection of the rebate. During the successor period of April 26, 2014 through December 31, 2014, revenue from rebates from utilities totaled $1,097,081. During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, revenue from rebates from utilities totaled $786,519 and $2,630,815, respectively.

Certain rebates from utility companies are subject to refund rights in the event that specified energy savings are not met. The Company assesses each retrofit project subject to refund rights to determine if the estimated energy savings are likely to be met. As of December 31, 2014 and 2013, there were no retrofit projects subject to this refund right that were not expected to meet the specified energy savings.

The utilities providing the retrofit rebate, at their discretion, can audit the Company's customer installations prior to payment. These audits often result in an adjustment to the rebate, which is netted against revenues. A reserve for adjustments was recorded based upon current period sales and the Company’s historical experience factor in recording such rebate adjustments. During the successor period of April 26, 2014 through December 31, 2014, adjustments to rebates from utilities totaled ($23,191).  During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, adjustments to rebates from utilities totaled $50,409 and $45,648, respectively. These amounts are netted in the Company’s accounts receivable and revenue.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

The Company determines the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3
Earnout liability	—	—	$3,326,000

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2014:

2014

Fair value, January 1	$-
Fair value of contingent consideration issued during the period	3,871,000
Change in fair value	(545,000)
Fair value, December 31	$3,326,000

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible promissory notes are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Beneficial Conversion Features

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Cash and cash equivalents

The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be in excess of the Federal Deposit Insurance Corporation’s insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Accounts receivable balances consist of amounts due from customers and are recorded net of allowances for doubtful accounts, a reserve for sales adjustments and deferred payment plan discounts.

The Company has a non-interest-bearing payment plan for accounts receivable under which participating customers make installment payments of equal amounts over predetermined terms, usually a two-year period. In accordance with FASB ASC 310, Receivables, the Company estimates the present value of the payment plan for accounts receivable using imputed interest at the Company's borrowing rate at the end of the year (6.25% as of December 31, 2014 and December 31, 2013).

The Company's long-term receivables are considered financing receivables. The credit quality of these customers is evaluated on an ongoing basis and the allowance for doubtful accounts is adjusted for any changes in assessed risk. During the successor period of April 26, 2014 through December 31, 2014, the Company recorded a decrease of $3,026 in the provision and recorded $0 in write offs. During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, the Company recorded a decrease of $32,967 and $77,874, respectively and $11,811 and $17,792, respectively in write-offs for both periods.

The difference between the present value and face value is recorded as unamortized discounts, which will be amortized over the term of the payment plan. The allowance for discounts on deferred payment plan accounts receivable was $10,640 and $12,016 as of December 31, 2014 and 2013, respectively. The Company recorded $2,327 of interest income from deferred payment plan accounts receivable during the successor period of April 26, 2014 through December 31, 2014. The Company recorded $5,561 of interest income from deferred payment plan accounts receivable during the predecessor period of January 1, 2014 through April 25, 2014. The Company recorded $6,001 of interest income from deferred payment plan accounts receivable during the year ended December 31, 2013.

For rebate receivables from utilities, the Company typically is entitled to receive a portion of such amounts upon completion of the project, and the remaining portion after specified conditions are proven to have been met.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market value. Cost is determined on a first-in, first-out ("FIFO") basis. Inventory is reviewed periodically for slow-moving and obsolete items. The Company believes that no reserve for obsolete inventory is necessary as of December 31, 2014 and December 31, 2013.

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

Computers and equipment	3 – 7 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	Lesser of lease term or estimated useful life
Vehicles	5 years

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships, distribution and licensing agreements, non-compete agreements and technology. Their useful lives range from 0.5 to 15 years. The Company’s indefinite-lived intangible assets consist of trade names.

Goodwill and indefinite-lived assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment test prior to scheduled annual impairment tests scheduled in the fourth quarter.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

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

Foreign Currency Translation

The functional and reporting currency of ForceField Energy S.A. is the Costa Rican Colon. Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2014 and December 31, 2013, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Advertising expenses

Advertising costs are expensed as incurred and included in selling and marketing expenses.

Shipping and handling costs

Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

3.	ACCOUNTS RECEIVABLE

The following table sets forth the components of the Company’s accounts receivable at December 31, 2014 and December 31, 2013:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Accounts and contracts receivable	$3,755,498	$3,113,976
Retainage	894,892	-
Allowance for doubtful accounts	(97,708)	(153,297)
Total accounts receivable, net	4,552,682	2,960,679
Less: Noncurrent portion of accounts receivable, net	(33,093)	(4,921)
Current portion of accounts receivable, net	$4,519,589	$2,955,758

During the successor period of April 26, 2014 through December 31, 2014, the Company had one customer that accounted for 15.6% of revenues and another three customers that accounted for 38.7% of accounts receivable. During the predecessor period of January 1, 2014 through April 25, 2014, the Company had one customer that accounted for 21.6% of revenues and another two customers that accounted for 25.1% of accounts receivable. During the predecessor year ended December 31, 2013, the Company had one customer that accounted for 15.2% of revenues and another customer accounted for 12% of accounts receivable.

4.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following table sets forth the components of the Company’s costs and estimated earnings on uncompleted contracts at December 31, 2014 and December 31, 2013:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Costs incurred on uncompleted contracts	$7,990,846	$-
Estimated earnings	2,261,871	-
Subtotal	10,252,717	-
Less: Billings to date	(10,646,397)	-
Total costs and estimated earnings on uncompleted contracts	$(393,680)	$-

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2014 and December 31, 2013:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Costs and estimated earnings in excess of billings on uncompleted contracts	$652,007	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,045,687)	-
Total	$(393,680)	$-

5.	INVENTORY

The following table sets forth the components of the Company’s inventory at December 31, 2014 and December 31, 2013:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Work in process	$15,307	$-
Finished goods	416,278	212,789
Allowance for excess and obsolete inventory	-	-
Total	$431,585	$212,789

No reserve for obsolete inventory was recorded as of December 31, 2014 and December 31, 2013.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at December 31, 2014 and 2013:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Advance payments to employees and representatives	$41,110	$1,423
Advance payments to suppliers	47,946	-
Other prepaid expenses and current assets	55,310	72,188
Payments on letter of intent to acquire a business	279,500	-
Prepaid income taxes and other tax receivables	20,476	-
Prepaid insurance and surety bonds	43,054	-
Total	$487,396	$73,611

Payments on a letter of intent to acquire a business represent payments of $142,500 made in cash and the issuance of $137,000 in restricted stock pursuant to the terms of a non-binding letter of intent signed on July 26, 2014 with Noveda Technologies Inc.

7.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2014 and December 31, 2013:

	Successor			Predecessor
	December 31, 2014			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and equipment	$48,767	$(8,556)	$40,211	$87,996	$(77,022)	$10,974
Furniture and fixtures	22,584	(3,241)	19,343	25,780	(25,118)	662
Leasehold improvements	18,471	(638)	17,833	46,685	(46,685)	-
Vehicles	55,465	(3,462)	52,003	-	-	-
Construction in process	38,441	-	38,441	-	-	-
Total	$183,728	$(15,897)	$167,831	$160,461	$(148,825)	$11,636

The Company recorded depreciation expense of $15,137 during the successor period of April 26, 2014 through December 31, 2014 and $3,334 during the predecessor period of January 1, 2014 through April 25, 2014. For the year ended December 31, 2013, the Company recorded depreciation expense of $10,207.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

8.	BUSINESS COMBINATIONS

Acquisition of Catalyst LED’s LLC

On February 2, 2014, the Company completed its purchase of certain assets of Catalyst LED’s LLC. Under the terms of the asset purchase agreement, ForceField paid $200,000 in cash consideration and issued 5,000 shares of its common stock valued at $29,850, or $5.97 per share. In connection with acquisition, the Company entered into an employment agreement with Catalyst’s owner under he may achieve commission payments if certain milestones are attained. The transaction was deemed to be an acquisition of a business and was accounted for under the acquisition method of accounting in accordance with generally accepted accounting principles.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Cash and cash equivalents	$200,000
Common stock, 5,000 shares of ForceField common stock	29,850
Fair value of total consideration	$229,850

Recognized amount of identifiable assets acquired and liabilities assumed:
Total identifiable net assets	-
Goodwill	229,850
$229,850

The Company followed the guidance in ASC 805 and considered the fair value of all acquired assets, including intangible assets relating to contractual or legal rights of the assets we acquired from Catalyst.  Management’s analysis considered working capital, fixed assets, customer contracts, customer lists and relationships, trade names, internet domain name and website. Due the nature of Catalyst’s operations, limited history and lack of profitability, the Company did not assign any value to the identifiable intangible assets and there was limited to no value to the existing inventory and other physical assets that it acquired.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the value of the potential expanded market opportunity with new customers. The goodwill is not expected to be deductible for tax purposes.

Acquisition of 17th Street ALD Management Corp

On April 25, 2014, the Company completed its acquisition of American Lighting. Under the terms of the stock purchase agreement, ForceField paid $5.1 million in consideration including $2.5 million in cash, the issuance of $1.6 million of its common stock and the issuance of $1.0 million in 5% senior, secured promissory notes in exchange for all of the equity of American Lighting. The 289,529 shares of ForceField’s common stock issued are subject to an initial twelve month restrictive period and are then released in equal monthly installments over the following six months.

The sellers were also entitled to receive $1,329,528 in post-closing cash payments for the excess working capital, as defined by the agreement, on ALD’s closing balance sheet. These amounts were subject to certain adjustments, and are payable from time to time upon collection of certain accounts receivables identified as of the transaction closing date. As of December 31, 2014, the excess working capital obligation was fully satisfied.

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

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Cash and cash equivalents	$2,500,000
Common stock, 289,529 shares of ForceField common stock, net of put cost of $178,466	1,468,954
Senior, secured promissory notes, net of discount of $34,981	965,019
Working capital adjustment payable to sellers	1,329,528
Contingent purchase consideration	1,186,000
Fair value of total consideration	$7,449,501

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets:
Cash and cash equivalents	$407,912
Accounts receivables	1,708,411
Inventory	213,712
Prepaid and other assets	117,616
Property and equipment	11,071
Deferred tax assets	54,874
Identifiable intangible assets:
Production backlog	108,000
Non-compete agreements	265,000
Trade name	1,385,000
Financial liabilities:
Accounts payable and accrued liabilities	(322,184)
Total identifiable net assets	3,949,412
Goodwill	3,500,089
$7,449,501

In determining the fair value of the common stock issued, the Company considered, among other factors, the discount to the market price of the shares that a market participant would most likely take due to the minimum six month holding period. In order to estimate a discount from the traded price, the Company calculated the cost of a hypothetical put option. A put option grants the owner the right, but not the obligation to sell a specified number of shares at a specified price within a specified time. It constructed the hypothetical put with the strike price equal to the traded price at the measurement date so that it would act as price protection for the unregistered shares. Using the Black-Scholes Model, the Company calculated the cost of a hypothetical put option at $.6164 per share, based on the following inputs: a current share and strike price of $5.72; a term of 0.5 years; a risk free rate of 0.04%; and volatility 38.4%. The Company reduced the fair value of the common shares by $178,466 based on the hypothetical cost of a put to account for the volatility of the stock and the six month minimum holding period.

In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $1.0 million promissory note and its related interest to be $965,019. As a result, the Company recorded a discount against the promissory notes of $34,981. The discount is being amortized using the effective interest method over the life of the notes. For the year ended December 31, 2014, the Company recorded $22,984 in interest expense related to the note discount. The remaining discount balance at December 31, 2014 was $11,997.

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

Acquisition of ESCO Energy Services Company

On October 17, 2014, the Company completed its acquisition of ESCO Energy Services Company. Under the terms of the stock purchase agreement, ForceField paid $7.7 million in consideration in exchange for all of the equity of ESCO Energy Services. The purchase consideration was comprised of the following:

●	A cash payment of $1,000,000 to the seller;
●
The issuance of 366,845 shares of the Company’s restricted common stock to the seller and 87,700 the Company’s restricted common stock to certain employees of ESCO valued at $2.7 million, net of put costs;

●
The issuance of two secured promissory notes to the seller by the Company consisting of a $2.075 million note bearing interest at 6.02% per annum due in April 2016 and a $1.075 million note due on November 16, 2014. In addition, the Company recorded a liability to the ESCO employees that received restricted common stock in the aggregate amount of $850,000 (of which $425,000 is payable upon the maturity of the $2.075 million note and the remaining $425,000 is payable upon the maturity of the $1.075 million note).

The $2.075 million note is secured by 687,500 shares of restricted common stock, pursuant to a stock pledge agreement between the Company and the seller. The $1.075 million note is secured by all of the assets of ESCO. All of the promissory notes and employee liabilities may be repaid before maturity without any prepayment penalty to the Company. On the date of closing, the Company paid approximately $1.5 million in cash to retire all of the bank debt on ESCO’s balance sheet.

Pursuant to the stock purchase agreement, the seller will have the opportunity to earn up to $5.0 million in additional purchase consideration if certain EBITDA thresholds are achieved over rolling, three-year post-closing period. The earn-out payments, if made, shall be equally allocated between cash and restricted common stock.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Cash and cash equivalents	$1,000,000
Common stock, 454,545 shares of ForceField common stock, net of put cost of $189,227	2,683,497
Senior, secured promissory notes, net of discount of $85,461	3,064,539
Accrued consideration allocated to employees	850,000
Line of credit payoff	1,480,355
Contingent purchase consideration	2,685,000
Fair value of total consideration	$11,763,391

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets:
Cash and cash equivalents	$65,998
Accounts and retainage receivables	2,395,769
Prepaid and other assets	48,635
Property and equipment	142,573
Identifiable intangible assets:
Production backlog	292,000
Customer relationships	1,515,000
Trade name	2,859,000
Financial liabilities:
Accounts payable and accrued liabilities	(1,202,704)
Contracts in process	(567,375)
Notes payable	(25,795)
Related party payable, noncurrent	(475,000)
Deferred tax liabilities	(1,943,202)
Total identifiable net assets	3,104,899
Goodwill	8,658,492
$11,763,391

In determining the fair value of the common stock issued, the Company considered, among other factors, the discount to the market price of the shares that a market participant would most likely take due to the minimum six month holding period. In order to estimate a discount from the traded price, the Company calculated the cost of a hypothetical put option. A put option grants the owner the right, but not the obligation to sell a specified number of shares at a specified price within a specified time. It constructed the hypothetical put with the strike price equal to the traded price at the measurement date so that it would act as price protection for the unregistered shares. Using the Black-Scholes Model, the Company calculated the cost of a hypothetical put option at $.4163 per share, based on the following inputs: a current share and strike price of $6.33; a term of 0.5 years; a risk free rate of 0.5%; and volatility 23.4%. The Company reduced the fair value of the common shares by $189,227 based on the hypothetical cost of a put to account for the volatility of the stock and the six month minimum holding period.

In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $2,075,000 promissory note and its related interest to be $1,989,539. As a result, the Company recorded a discount against the promissory notes of $85,461. The discount is being amortized using the effective interest method over the life of the notes. For the year ended December 31, 2014, the Company recorded $8,940 in interest expense related to the note discount. The remaining discount balance at December 31, 2014 was $76,521.

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

The “relief-from-royalty” method was used to value the trade names acquired from ESCO. The “relief-from-royalty” method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The key assumptions in the prospective cash flows include a 29% compound annual sales growth rate over the five year period subsequent to the acquisition. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names acquired were as follows: royalty rate of 2.0%, discount rate of 16.6%, and a tax rate of 40.0%. The trade names are expected to be used indefinitely and the value includes a terminal value, based on a long-term sustainable growth rate of 3.5%, of the after-tax royalty savings determined using a form of the Gordon Growth model.

Pro Forma Information

The following unaudited supplemental pro forma information assumes the 2014 and 2013 acquisitions referred to above had been completed as of January 1, 2013 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future.

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues	$15,653,930	$13,754,351
Income (loss) from operations	$(4,338,088)	$838,757
Net income (loss)	$(3,964,933)	$578,367

9.	GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2014:

2014

Balance, January 1	$-
Acquisition of Catalyst LED's LLC	229,850
Acquisition of 17th Street ALD Management Corp.	3,500,089
Acquisition of ESCO Energy Services Company	8,658,492
Balance, December 31	$12,388,431

The following table sets forth the components of the Company’s intangible assets at December 31, 2014:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible assets subject to amortization:
Customer relationships	4.0	$1,515,000	$(78,906)	$1,436,094
Distribution and license rights	5.0	955,000	(366,917)	588,083
Production backlog	0.5	400,000	(229,666)	170,332
Non-compete agreements	3.0	265,000	(58,889)	206,111
Technology	15.0	1,583,000	(250,642)	1,332,358
Subtotal		4,718,000	(985,020)	3,732,980
Intangible assets not subject to amortization:
Trade names	-	4,244,000	-	4,244,000
Total		$8,962,000	$(985,020)	$7,976,980

On December 7, 2014, we signed a five year exclusive licensing agreement with Bridgewater, New Jersey based Noveda Technologies Inc., a leader in cloud-based, real-time energy and water management systems for Noveda’s Intelligent Lighting Management Technology incorporating integrated measurement and verification for use in all LED applications. Under the terms of licensing agreement we paid $175,000 to retain exclusive rights for the use of Noveda’s IntelliNET™ Luminaire Management System (LMS) in LED lighting applications.  The license right are being amortized over the five year term of the agreement

The Company recorded amortization expense for intangible assets subject to amortization of $544,734 during the successor period of April 26, 2014 through December 31, 2014. No amortization expense was recorded during the predecessor periods in 2014 and 2013.

The following table provides information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2015	$933,950
2016	763,617
2017	652,727
2018	440,377
2019	137,617
Thereafter	804,692
$3,732,980

10.	OTHER ASSETS

The following table sets forth the components of the Company’s other assets at December 31, 2014 and 2013:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Deferred Financing Costs	$174,375	$-
Deposits	11,527	-
Total	$185,902	$-

11.	ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2014 and 2013:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Accrued compensation and payroll related costs	$325,906	$217,858
Accrued finder's fees and other financing costs	371,500	-
Accrued interest expense	224,566	-
Current portion of purchase consideration related to ESCO acquisition	425,000	-
Customer advances and deferred revenue	32,400	-
Other accrued expenses and liabilities	90,045	63,155
Reserve for losses on contracts in process	47,841	-
Total	$1,517,258	$281,013

12.	RELATED PARTY PAYABLES

During 2014, the Company’s subsidiary ESCO Energy Services received loan proceeds totaling $507,500 from its chief executive officer. All of the loans proceeds, with the exception of $32,500, were made prior to the Company’s acquisition of ESCO. The loans are unsecured and were made for an undefined term and on an interest free basis.

13.	OTHER NONCURRENT LIABILITIES

The following table sets forth the components of the Company’s other noncurrent liabilities at December 31, 2014:

December 31, 2014

Noncurrent portion of purchase consideration related to ESCO acquisition	$425,000
Unrecognized tax benefits	67,712
Total	$492,712

14.	INCOME TAXES

The following table sets forth the components of the Company’s income tax expense (benefit) for the years ended December 31, 2014 and 2013.

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Current:
Federal	$-	$7,754
State and local	12,778	7,999
Foreign	-	-
Total current	12,778	15,753
Deferred:
Federal	(300,508)	171,111
State and local	(51,376)	50,270
Foreign	-	-
Total deferred	(351,884)	221,381
Total	$(339,106)	$237,134

During the predecessor period of January 1, 2014 through April 25, 2014, the Company recorded income tax expense of $2,100, all of which was related to state and local taxes.

The following table sets forth a reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2014 and 2013.

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Federal statutory rate	34.00%	34.00%
State and local taxes	5.24%	6.93%
Foreign rate differential	(0.82)%	0.00%
Change in valuation allowance	1.87%	0.00%
Change in deferred tax rate	(10.17)%	0.00%
Tax benefit from divestment of business	(21.50)%	0.00%
Other	(2.75)%	0.37%
Total	11.37%	41.30%

The following tables set forth the components of the Company’s income taxes payable as of December 31, 2014 and 2013.

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Federal	$-	$4,687
State and local	27,902	4,331
Foreign	-	-
Total current	$27,902	$9,018

The following tables set forth the components of the Company’s deferred income taxes as of December 31, 2014 and 2013.

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Current deferred tax assets (liabilities):	$	$
Accrued vacation	-	30,317
Bad debt and other allowances	51,525	61,065
State taxes	-	272
Less: Valuation allowance	(51,525)	-
Total current deferred tax asset (liability)	-	91,654

Noncurrent deferred tax assets (liabilities):
Intangible assets	(2,336,080)	753,139
Fixed assets	(8,520)	(3,281)
Net operating loss carryforwards	3,797,043	-
Long-term liability for contingent earn-out and others	171,325	-
Other	-	16,279
Less: Valuation allowance	(3,578,616)	-
Total noncurrent deferred tax asset (liability)	(1,954,848)	766,137

Total deferred tax asset (liability)	$(1,954,848)	$857,791

As of December 31, 2014, the Company had federal, state and foreign net operating loss carryforwards aggregating approximately $8,885,000 that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2034.

The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. These tax years range from 2011 through 2014. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.

The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measured the unrecognized tax benefits associated with the tax positions. As of December 31, 2014 and 2013, the Company had additional unrecognized tax benefits of $16,486 and $12,374, respectively, that mainly related to state and city tax. The unrecognized tax benefit is recorded as non-current liabilities because the related payment is not anticipated within one year of the balance sheet date. The Company classifies interest and/or penalties related to income tax matters in interest expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2014 and 2013 is as follows:

Balance, December 31, 2012	$28,702
Additions	12,374
Interest and penalties	4,261
Balance, December 31, 2013	45,337
Additions	16,486
Interest and penalties	5,889
Balance, December 31, 2014	$67,712

15.	DEBT

Unsecured, Convertible Debentures

The following tables set forth the components of the Company’s unsecured, convertible debentures at December 31, 2014:

December 31, 2014

7% Convertible debentures	$3,210,000
9% Convertible debentures	200,000
Loan discounts	(410,334)
Total convertible debentures, net	2,999,666
Less: Current portion of convertible debentures, net	50,000
Noncurrent portion of convertible debentures net	$2,949,666

The following table summarizes the issuance of all convertible debentures during the years ended December 31, 2014 and 2013:

Issue Date	Interest Rate	Face Value	Maturity Date	Conversion Rate to Face Value of Common Shares

02/11/13	9.0%	$50,000	02/11/16	16.7%
08/01/13	9.0%	$100,000	07/31/16	16.7%
09/25/13	9.0%	$50,000	09/24/16	16.7%
10/22/13	9.0%	$50,000	10/21/16	16.7%
11/04/13	9.0%	$500,000	11/03/16	16.7%
12/05/13	7.0%	$50,000	12/04/16	11.1%
12/16/13	9.0%	$250,000	12/15/16	16.7%
12/26/13	9.0%	$750,000	12/25/16	16.7%
12/27/13	7.0%	$50,000	12/26/16	11.1%
12/27/13	7.0%	$50,000	12/26/16	11.1%
01/13/14	7.0%	$50,000	01/12/17	14.3%
02/11/14	9.0%	$250,000	02/10/17	20.0%
09/24/14	9.0%	$500,000	09/23/17	16.7%
10/31/14	9.0%	$610,000	03/31/16	18.2%
12/05/14	9.0%	$100,000	12/04/17	16.7%

During the year ended December 31, 2013, the Company privately placed a series of unsecured, convertible debentures with accredited investors for gross proceeds of $1,900,000. The debentures carry interest rates ranging between 7% and 9% per annum, payable semiannually in cash, for a three-year terms with fixed conversion prices ranging from $5.00 to $7.00 per share if converted within the first year of issuance or fixed conversion prices ranging from $6.00 to $9.00 if converted during the second or third year following issuance. At December 31, 2013, the underlying common stock to these convertible debentures totaled 330,834 shares.

During the year ended December 31, 2014, the Company privately placed a series of unsecured, convertible debentures with accredited investors for gross proceeds of $900,000 (of which $300,000 was raised during the predecessor period of January 1 through April 25, 2014). The debentures carry interest rates ranging between 7% and 9% per annum, payable semiannually in cash, for a three-year terms with fixed conversion prices ranging from $5.00 to $7.00 per share if converted within the first year of issuance or fixed conversion prices ranging from $6.00 to $9.00 if converted during the second or third year following issuance.

On October 15, 2014, the Company converted, upon receiving formal notice from a noteholder, $50,000 in note principal, plus accrued interest, into 10,450 shares of restricted common stock.

On October 31, 2014, the Company issued an unsecured, convertible debenture for $610,000 to an accredited investor. The debenture carries an interest rate of 9% per annum for a seventeen-month term with a fixed conversion price of $5.50 per share. The principal and interest are payable in twelve equal installments commencing April 30, 2015. The investor received 15,000 shares of the Company’s common stock valued at $95,100 as consideration for entering into the debenture agreement.

On November 10, 2014, the Company repaid $100,000 in principal to a noteholder upon the convertible security’s maturity.

At December 31, 2014, the underlying common stock to these convertible debentures totaled 604,561 shares.

All of the convertible promissory debentures issued in 2014 and 2013 were analyzed at the time of their issuance for a beneficial conversion feature. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and were determined to aggregate $524,354. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The debt discount associated with these beneficial conversion features was $410,334 and nil as of December 31, 2014 and December 31, 2013, respectively. The related amortization expense was $105,393 and nil for the years ended December 31, 2014 and 2013, respectively.

The Company has analyzed the convertible debentures for derivative accounting consideration and determined that derivative accounting does not apply.

Loans Payable

On September 5, 2014, the Company received $130,000 from a third party in the form of a demand loan bearing interest at a rate of 9% per annum.

The remaining loans payable were made by several financial institutions and are due in aggregate monthly installments of $1,950 (including interest ranging from 1.90% through 4.00%). These loans are collateralized by ESCO’s transportation equipment.

Related Party Loans Payable

On June 10, 2014, ForceField’s executive chairman loaned the Company $75,000 for an undefined term on an interest free basis. This loan was repaid with the issuance of 15,000 shares of the Company’s common stock on July 30, 2014.

On October 16, 2014, ForceField’s chief financial officer loaned the Company $15,000 for an undefined term on an interest free basis. This loan was repaid in full on October 17, 2014.

Senior, Secured Promissory Notes

The following tables set forth the components of the Company’s senior, secured promissory notes at December 31, 2014:

December 31, 2014

Promissory notes	$4,330,355
Loan discounts	(88,518)
Total promissory notes, net	4,241,837
Less: Current portion of convertible debentures, net	2,243,358
Noncurrent portion of convertible debentures net	$1,998,479

On October 13, 2014, the Company received $1,000,000 in loan proceeds from an accredited investor pursuant to the terms of a secured promissory note. The promissory note was due and payable in full by the Company on December 5, 2014. As consideration for loaning these proceeds to the Company, the investor will receive a $40,000 interest payment along with the principal on the December 5, 2014 maturity date. This loan was secured by 1,000,000 shares of the Company’s common stock owned by its executive chairman, Richard St Julien. On December 26, 2014, the Company repaid all principal and accrued interest amounts associated with this promissory note.

On October 17, 2014, the Company issued two secured promissory notes to the stockholder of ESCO Energy Services Company in connection with the acquisition. The first note totaled $2.075 million, bears interest at 6.02% per annum and is due in April 17, 2016. The note is collateralized by 687,500 restricted shares of the Company’s common stock which under no circumstances can become free trading prior to its maturity date. The second note totaled $1.075 million and was due on November 16, 2014 along with an interest payment of $45,000. At December 31, 2014, all but $255,355 of the principal balance was repaid. The note is collateralized by all of the assets of ESCO. On April 3, 2015, the Company entered into a note amendment and security interest termination agreement with the stockholder to amend and extend the original terms (see Note 20 – Subsequent Events).

On December 21, 2014, the Company received $1,000,000 in loan proceeds from an accredited investor pursuant to the terms of a secured promissory note. The promissory note is due and payable in full by the Company on March 5, 2015 and is secured by 1,000,000 shares of the Company’s common stock owned by its executive chairman, Richard St Julien. As consideration for loaning these proceeds to the Company, the investor will receive a $50,000 interest payment along with the principal on the March 5, 2015 maturity date. On March 31, 2015, the Company agreed to exchange 181,818 shares with an equal number of common stock purchase warrants in lieu of cash to satisfy a $1.0 million promissory note payment owed to the noteholder (See Note 20 – Subsequent Events).

Maturities of the Company’s borrowings for each of the next five years are as follows:

2015	$2,905,499
2016	$4,083,575
2017	$904,309
2018	$-
2019	$-

16.	MANDATORILY REDEEMABLE NON-CONVERTIBLE CUMMULATIVE PREFERRED STOCK

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

Dividend Provisions

The holders of Preferred Stock were entitled to receive cumulative, preferential dividends on outstanding shares at a rate of 8%, compounded on a quarterly basis until declared and paid. Such dividends were payable in preference to any dividends for common stock declared by the ALD Board of Directors. When the preferred stock dividends were not declared or paid, the 8% preferential dividend was accreted and added to the value of the Preferred Stock. During the predecessor period of January 1 to April 25, 2014 and the year ended December 31, 2013, the Company accreted and paid/declared dividends of $31,054 and $139,436, respectively.

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

17.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either December 31, 2014 or 2013.

Common Stock

The Company is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 19,200,005 shares of common stock issued and 17,737,908 shares of common stock, net of shares held in treasury, outstanding as of December 31, 2014.

Common Stock Issued in Private Placements

On February 14, 2014, the Company’s board of directors approved a private placement memorandum offering up to 110 units at $50,000 per unit, or $5,500,000. Each unit was comprised of a maximum number of 12,500 shares of restricted common stock and a number of warrants of which the number of warrant shares cannot exceed the number of common stock issued.

During the successor period of April 26, 2014 to December 31, 2014, the Company issued 540,722 common shares and stock purchase warrants for gross proceeds of $2,692,500 under this private placement equity offering. The cost of these issuances was $220,750. The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Using the Black-Scholes model, the Company allocated a relative fair value of $578,170 to these stock purchase warrants.

During the period of January 1, 2014 to April 25, 2014, the Company accepted subscription agreements from investors and issued 167,778 shares of its common stock and stock purchase warrants for gross proceeds totaling $825,000. The cost of these issuances was $82,500. The stock purchase warrants have been accounted for as equity in accordance with ASC 480. Using the Black-Scholes model, the Company allocated a relative fair value of $154,679 to these stock purchase warrants.

During the year ended December 31, 2013, the Company accepted subscription agreements from investors and issued 830,250 shares of its common stock and 842,750 stock purchase warrants for gross proceeds totaling $ 3,321,000. The cost of these issuances was $332,100. The stock purchase warrants have been accounted for as equity in accordance with ASC 480. Using the Black-Scholes model, the Company allocated a relative fair value of $1,139,550 to these stock purchase warrants.

The cumulative number and value of these share issuances that occurred prior to the successor period commencing April 26, 2014 are reflected in the beginning balances of the Company’s Consolidated Statement of Stockholders' Equity (Successor).

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During successor period of April 26, 2014 to December 31, 2014, the Company issued 22,621 shares of its common stock in exchange for various services. A total number of 6,378 shares valued at $36,000 were issued to the Company’s three independent directors per the terms of their director compensation agreements, and 16,000 common shares valued at were issued to four contractors as compensation for their services with a fair value of $97,140. The Company also issued 150 shares with a fair value of $927 in promotional activities to an attendee of a financing event hosted by the Company. The Company has discontinued its policy of awarding its common shares for such promotional activities. Lastly, the Company issued 93 additional shares with a fair value of $590 for interest to a noteholder in connection with the conversion of their debenture into common stock.

During the period of January 1, 2014 to April 25, 2014, the Company issued 11,609 shares of its common stock in exchange for various services. A total number of 6,084 shares valued at $36,000 were issued to the Company’s three independent directors per the terms of their director compensation agreements, and 5,000 common shares valued at were issued to an employee as compensation with a fair value of $26,300. The Company also issued 525 shares with a fair value of $3,166 in promotional activities to an attendee of a financing event hosted by the Company.

During the year ended December 31, 2013, the Company issued 28,716 shares of its common stock in exchange for various services. A total number of 14,832 shares valued at $78,000 were issued to three independent directors per the terms of the compensation agreements, and 6,620 common shares were issued to four contractors as compensation for their services with a fair value of 34,692. The Company also issued 7,264 shares with a fair value of $38,076 in promotional activities to attendees of various financing events hosted by the Company.

The cumulative number and value of these share issuances that occurred prior to the successor period commencing April 26, 2014 are reflected in the beginning balances of the Company’s Consolidated Statement of Stockholders' Equity (Successor).

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

Common Stock Issued upon Entering a Letter of Intent to Acquire a Business

On July 28, 2014, the Company issued 25,000 shares of its restricted common stock valued at $5.48 per share, or $137,000, upon entering into a non-binding letter of intent to acquire the business of Noveda Technologies Inc.

Common Stock Issued in the Acquisition of a Business

On February 2, 2014, the Company issued 5,000 shares of its restricted common stock valued at $5.97 per share, or $29,850, in connection with its acquisition of Catalyst’s assets. On April 25, 2014, the Company issued 289,529 shares of its restricted common stock valued at $5.69 per share less a put cost of $178,466, or $1,468,954, in connection with its acquisition of American Lighting’s stock.

The cumulative number and value of these share issuances that occurred prior to the successor period commencing April 26, 2014 are reflected in the beginning balances of the Company’s Consolidated Statement of Stockholders' Equity (Successor).

On October 17, 2014, the Company issued 454,545 shares of its restricted common stock valued at $6.32 per share less a put cost of $189,227, or $2,683,497, in connection with its acquisition of ESCO’s stock.

Common Stock Issued for Acquisition Costs

On July 28, 2014, the Company issued 20,000 non-refundable shares of its restricted common stock valued at $5.48 per share, or $109,600, for acquisition costs upon entering into a letter of intent to acquire the business of ESCO Energy Services Company.

Conversion of Convertible Promissory Note in Common Stock

On October 15, the Company converted, upon receiving formal notice from a noteholder, $50,000 in note principal, plus accrued interest, into 10,357 shares of restricted common stock.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at December 31, 2014. All stock warrants are exercisable for a period of one year from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2012	562,750	$4.00	0.71
Warrants issued	842,750	4.00	0.79
Warrants exercised	(93,750)	4.00	-
Warrants forfeited	(481,500)	4.00	-
Balance, December 31, 2013	830,250	$4.00	0.80
Warrants issued	708,500	4.80	0.64
Warrants exercised	(560,250)	4.00	-
Warrants forfeited	(245,000)	4.00	-
Balance, December 31, 2014	733,500	$4.80	0.61

The remaining contractual life of the warrants outstanding as of December 31, 2014 ranges from 0.26 to 1.00 years.

During the successor period of April 26, 2014 to December 31, 2014, the Company received gross proceeds totaling $2,175,000 and issued 543,750 shares of its common stock following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $217,500.

During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, the Company received gross proceeds totaling $66,000 and $375,000, respectively, and issued 16,500 and 93,750 shares, respectively, of its common stock following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $6,600 and $37,500, respectively. The cumulative number and value of these share issuances that occurred prior to the successor period commencing April 26, 2014 are reflected in the beginning balances of the Company’s Consolidated Statement of Stockholders' Equity (Successor).

	For the Years Ended,
	2014	2013

Expected divident yield (1)	0.00%	0.00%
Risk free interest rate (2)	0.09 - 0.26%	0.09 - 0.15%
Expected volatility (3)	29.63 - 32.76%	16.69 - 145.28%
Expected life (in years)	1.00	1.00
_________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous one year period ended at each stock purchase warrant contract date.

Common Stock Held in Treasury at Cost

On February 19, 2014, the Company reacquired 1,462,097 shares of its common stock in the divestiture of the 60% equity investment in its former China based subsidiary, Wendeng He Xie Silicon Co., Ltd. The common stock is held in treasury by the Company.

18.	COMMITMENTS AND CONTINGENCIES

ForceField leases its principal offices in New York at an annual base cost of approximately $4,400.

The Company leases two additional properties. The first is for administrative office space totaling approximately 1,000 square feet located in Escazu, Costa Rica. The lease is for a three year term with monthly base rents of $2,160. The second is also for administrative office space totaling approximately 1,350 square feet located in Florida. The lease is for a three year term with monthly base rents of $1,742.

During the successor period of April 26, 2014 to December 31, 2014, total rent and lease expenses amounted to $212,241. During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, rent and lease expenses amounted to $67,534 and $179,462, respectively. As of December 31, 2014, future minimum rental payment is $181,789 for 2015.

The future minimum payment obligations as of December 31, 2014 for operating leases are as follows:

2015	$181,789
2016	$85,023
2017	$36,912
Total future payment obligations	$303,724

On April 28, 2014, TransPacific Energy Inc., Karen Kahn, Alexander Goldberg, John Howard, Audrey Boston, Anne Howard (“Howard”), ACME Energy, Inc. (“Acme”), and Samuel Sami (“Sami”) (collectively, the “Plaintiffs”) filed suit against ForceField Energy, Inc. in the Superior Court of the State of California for the County of San Diego, in a case styled  TransPacific Energy, Inc. et al. v. ForceField Energy, Inc., Case No. 37-2014-00013110-CU-BC-CTL (Cal. Super. Ct. filed April 28, 2014) (the “Lawsuit”). In the Lawsuit, Plaintiffs claimed various breaches by ForceField of the Share Exchange Agreement dated May 10, 2012 between ForceField, Acme, Apela Holdings, and ABH Holdings, and sought unspecified damages in excess of $25,000. ForceField filed a motion to compel the Lawsuit to arbitration.

On July 14, 2014, ForceField commenced an arbitration proceeding against TPE, Anne Howard, Samuel Sami, and ACME Energy, Inc. (collectively, the “Respondents”) before the American Arbitration Association in New York City styled ForceField Energy, Inc. v. TransPacific Energy, Inc., et al v. ForceField Energy, Inc., et al, AAA Case No. 01-14-0000-9289 (the “Arbitration”).  In the Arbitration, ForceField asserted various claims for breach of the Share Exchange Agreement, which materially harmed the value of ForceField’s investments in TPE. Respondents filed counterclaims in the Arbitration similar in substance to the claims they asserted in the Lawsuit.

On March 5, 2015, the parties entered into a written settlement agreement (“Agreement”) that resolved all claims and counterclaims asserted in both the Lawsuit and the Arbitration. Pursuant to the Agreement, both the Lawsuit and the Arbitration have each been dismissed with prejudice.

ForceField has entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from five percent (5%) to ten percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval.

19.	SEGMENT INFORMATION

The Company’s operations are comprised of three reportable segments for financial reporting purposes. The LED segment includes the operations of ForceField USA Inc., ForceField Energy SA, 17th Street ALD Management Corp. and ESCO Energy Services Company, all of which are also reporting units. Collectively, these businesses sell, distribute and install energy efficient, commercial lighting products. The ORC segment includes the operations of TransPacific Energy, Inc., which is also a reporting unit. The company designs and installs proprietary modular Organic Rankine Cycle units utilizing patented multiple refrigerant mixtures to maximize heat recovery and convert waste heat directly from industrial processes, solar and geothermal, biomass converting it into electrical energy. The Corporate segment includes the operations, all of which are administrative or executive, of ForceField Energy Inc. and SunSi Energies Hong Kong Limited.

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

Segment Results

The following table sets forth the Company’s operations by segment for the successor period of April 26, 2014 through December 31, 2014:

	LED	ORC	Corporate	Total

Sales	$7,519,803	$-	$-	$7,519,803
Cost of goods sold	5,146,001	-	-	5,146,001
Gross margin	2,373,802	-	-	2,373,802
Operating expenses:
Depreciation and amortization	486,320	70,356	3,195	559,871
Selling and marketing	731,643	1,852	-	733,495
General and administrative	1,808,750	15,915	1,411,605	3,236,270
Professional fees	8,021	68,785	831,326	908,132
Total operating expenses	3,034,734	156,908	2,246,126	5,437,768
Income (loss) from operations	(660,932	(156,908)	(2,246,126)	(3,063,966)
Other income (expense)
Interest expense, net	(1,825)	69	(462,178)	(463,934)
Other gains (losses)	545,000	-	-	545,000
Total other income (expense)	543,175	69	(462,178)	81,066
Income (loss) before income taxes	(117,757)	(156,839)	(2,708,304)	(2,982,900)
Provision for income taxes (benefit)	(186,217)	(160,356)	7,467	(339,106)
Net income (loss)	$68,460	$3,517	$(2,715,771)	$(2,643,794)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported. All operations reported in the predecessor periods are attributable to the Company’s LED segment.

Total Assets

The following table sets forth the Company’s total assets by segment at December 31, 2014 and 2013:

	LED	ORC	Corporate	Total

Total assets:
2014	$25,524,755	$1,401,866	$687,399	$27,614,020
2013	$4,455,517	$-	$-	$4,455,517

Goodwill, Intangible and Long-Lived Assets

The following table sets forth the carrying amount of the Company’s goodwill by segment at December 31, 2014 and 2013:

	LED	ORC	Corporate	Total

Goodwill:
2014	$12,388,431	$-	$-	$12,388,431
2013	$-	$-	$-	$-
Intangible assets:
2014	$6,644,622	$1,332,358	$-	$7,976,980
2013	$-	$-	$-	$-
Property and equipment:
2014	$151,949	$-	$15,882	$167,831
2013	$11,636	$-	$-	$11,636

During the successor period of April 26, 2014 through December 31, 2014, amortization expense totaled $544,734; of which $474,378 was attributed to the Company’s LED segment and $70,356 was attributed to its ORC segment. During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, no amortization expense was recorded in the Company’s results of operations.

During the successor period of April 26, 2014 through December 31, 2014, depreciation expense totaled $15,137; of which all was attributable to the Company’s LED segment. During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, depreciation expense totaled $3,334 and $10,207, respectively; of which all was attributable to the Company’s LED segment.

During the successor period of April 26, 2014 through December 31, 2014, capital expenditures totaled $5,575; of which all was attributable to the Company’s LED segment. For the years ended December 31, 2013 and 2012, capital expenditures totaled $2,768 and $4,845, respectively; of which all was attributable to the Company’s LED segment.

Customer information

During the successor period of April 26, 2014 through December 31, 2014, the LED segment had one customer that accounted for 15.6% of revenues and another three customers that accounted for 38.7% of accounts receivable. During the predecessor period of January 1, 2014 through April 25, 2014, the LED segment had one customer that accounted for 21.6% of revenues and another two customers that accounted for 25.1% of accounts receivable. For the year ended December, 2013, the LED segment had one customer that accounted for 15% of revenues and another customer accounted for 12% of accounts receivable.

During the successor period of April 26, 2014 through December 31, 2014, the ORC segment did not have any accounts receivable balances or generate any sales revenue. No customer sales or customer account balances were included in either of the predecessor period’s results.

Geographic Information

During the successor period of April 26, 2014 through December 31, 2014, all of the Company’s sales were generated within the United States with the exception of $70,806 in sales produced in Costa Rica. During the predecessor period of January 1, 2014 through April 25, 2014 and for the year ended December 31, 2013, all of the Company’s sales were made within the United States.

20.	SUBSEQUENT EVENTS

On March 5, 2015, the Company and Noveda agreed to amend the terms of its License Agreement entered into on December 1, 2014 which granted the Company the exclusive right for a five year period to use the Noveda technology in LED applications worldwide. During the second half of 2014, the Company had made payments of $142,500 in cash and 25,000 shares of restricted common stock to Noveda valued at $137,000 under the provisions of a non-binding Letter of Intent entered into by the Company and Noveda whereby the Company would acquire Noveda. By mutual agreement of the parties acquisition discussions were discontinued in 2015 and the $304,500 in consideration was applied as payment in full against any future license fees payable to Noveda under the terms of the December License Agreement

On March 5, 2015, the Company sold its 50.3% equity interest in TransPacific Energy, Inc. to certain current and former shareholders of TransPacific for consideration totaling approximately $2.0 million. In exchange for its equity interest, the ForceField received $50,000 in cash proceeds and the return of 255,351 shares of the Company’s common stock originally issued in May 2012 when it acquired the equity interest in TransPacific.

On March 31, 2015, the Company agreed to exchange 181,818 shares with an equal number of common stock purchase warrants in lieu of cash to satisfy a $1.0 million promissory note payment owed to an investor. The conversion price granted to the investor for the share exchange was in accord with the terms offered under the Company’s current equity private placement memorandum.

On April 3, 2015, the Company entered into a note amendment and security interest termination agreement with Mitchell Barack, the former stockholder and current chief executive officer of ESCO. Under the terms of the agreement, Mr. Barack agreed to release the lien he held against ESCO’s assets and to defer the remaining $200,355 in principal and interest amounts currently owed to him and remaining $325,000 due to the employees of ESCO until June 30, 2015.

From January 1, 2015 through April 10, 2015, the Company accepted subscription agreements from investors and issued 323,088 shares of its common stock with an equal number of stock purchase warrants, and issued an additional 224,267 shares of common stock from the exercise of stock purchase warrants for gross proceeds totaling $2,869,500. The cost of these issuances was $271,950.