Form 10-K/A
period 2014-12-31
ForceField Energy Inc.
filed 2015-04-30
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ForceField Energy, Inc. (the “Company,” “we,” “us,” “our,” or “ForceField”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. Part IV, Item 15 has also been amended to update cross references to our Amended and Restated Bylaws and to certain exhibits to the Original Form 10-K and to include certain exhibits required to be filed as part of this Amendment No. 1.

This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

SUBSEQUENT EVENTS

Subsequent to our filing of the Original Form 10-K on April 15, 2015, as disclosed in Current Reports on Form 8-K filed on April 20 and 21, 2015, each of which are incorporated herein by reference, on April 19, 2015, Richard ST-Julien, our founder and majority shareholder, voluntarily resigned as our Executive Chairman of the Board of Directors, and from all other positions he held with us.  On the same date, the independent members of our Board of Directors appointed David Natan, our Chief Executive Officer to the dual role of Chairman and Chief Executive Officer, as well as Corporate Secretary.  Additionally the independent members of our Board of Directors promoted Jason Williams, our Chief Financial Officer to Chief Financial Officer, Executive Vice President and Assistant Secretary.  Mr. ST-Julien’s resignation resulted from his April 17, 2015 arrest based upon federal allegations of violations of Federal Statutes: 18 U.S.C. § 1348 (Securities and commodities fraud) and 18 U.S.C. § 1349 (Attempt, conspiracy to commit securities fraud).

As disclosed in the Current Report on Form 8-K filed on April 20, 2015, on April 17, 2015 a lawsuit (the “Complaint”) was filed in the United States District Court, Southern District of New York naming ForceField, Messrs. ST-Julien, Natan and Williams, and certain other third parties as defendants. As of the filing of this Amendment No. 1, we have not been served with a copy of the Complaint, although we believe that it was filed by one individual that had purchased 650 shares, who appears to be seeking class status on behalf of all persons who purchased our securities between September 16, 2013 and April 15, 2015, and alleges violations by the defendants named therein of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Complaint seeks an unspecified amount of damages.

As disclosed in a Current Report on Form 8-K filed April 21, 2015, which is incorporated herein by reference, at approximately 10:21 A.M. (EST) on April 20, 2015, the NASDAQ Capital Market halted trading in our common stock.  We are responding to and cooperating with inquiries from NASDAQ.

As disclosed in a Current Report on Form 8-K filed April 21, 2015, which is incorporated herein by reference, the SEC issued an Order of Suspension of Trading, dated April 21, 2015, captioned “In the Matter of ForceField Energy Inc. (File No. 500-1),” and ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended, that trading in our common stock is suspended for the period from 9:30 a.m. EDT on April 21, 2015 through 11:59 p.m. EDT, on May 4, 2015. A copy of the Order is available on the SEC’s website at www.SEC.gov.

As disclosed in a Current Report on Form 8-K filed April 22, 2015, which is incorporated herein by reference, on April 21, 2015, ForceField received from the staff of the SEC, a subpoena for the production of certain documents and information pursuant to a Formal Order of Investigation.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages, as of April 30, 2015, of all of our current directors and executive officers along with their current positions.  All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.

Name	Age	Position

David Natan	62	Chairman of the Board of Directors, Chief Executive Officer and Secretary

Jason Williams	41	Chief Financial Officer, Executive Vice President, Assistant Secretary

David Vanderhorst(1)(2)	51	Director

Adrian Auman (1)(2)	60	Director

Kébir Ratnani (1)(2)	63	Director

(1) Audit Committee Member
(2) Nominating, Compensation and Corporate Governance Committee Member

David Natan.  Mr. Natan was appointed Chairman of the Board of Directors and Secretary April 17, 2015 and has served as a member of our Board of Directors since February 2010 and as our Chief Executive Officer since December 2010.   From February 2010 until October 2011, he also served as our Chief Financial Officer. From November 2007 through January 2010, Mr. Natan was President of Natan & Associates, LLC, a financial consulting firm. Mr. Natan is a seasoned financial executive. Formerly a Big Four CPA with Deloitte Touche, he has more than thirty years of experience in areas of accounting, treasury, finance, corporate operations, and executive level management of both public and private companies.  Mr. Natan holds a B.A. in Economics from Boston University, where he was elected to the National Economics Honor Society. He also holds a Certified Public Accountant license (inactive) in the state of Florida.  Mr. Natan’s career has spanned a wide range of industries. He has previously served as CFO/Treasurer of four public companies and as CFO of three private companies. During his tenure as CFO, his public company was ranked as one of Forbes Magazine's “Top 50 Best Small Companies in America” for three consecutive years. He also served as a Director of a public company and as President of a public company subsidiary. Mr. Natan has participated in over fifteen merger and acquisition transactions. He has been instrumental in raising in excess of $500 million of debt and equity capital on favorable terms and from a variety of funding sources.

Jason Williams.  Mr. Williams was appointed Executive Vice President and Assistant Secretary on April 17, 2015 and has served as our Chief Financial Officer and Corporate Treasurer since October 2011. Mr. Williams has significant financial and operational experience with publicly traded companies.  From August 2007 to August 2010, he served as Corporate Controller and Chief Financial Officer at Protective Products of America, Inc. and its successors. From July 2002 to August 2007, he served as Corporate Controller and Director of Reporting & Analysis at PharmaNet Development Group, Inc. From 1995 to 2002, he served in various financial leadership positions with Patagon.com, Inc., vFinance, Inc. and The BISYS Group. Mr. Williams has served as President of WM Consulting, LLC, a business advisory firm, since March 2001. He holds a Bachelor of Science from Florida Atlantic University.

David Vanderhorst.  Mr. Vanderhorst has served as a member of our Board of Directors since 2011.  He is the Chairman of Audit Committee, Member of Nominating, Compensation and Corporate Governance Committee and also the Audit Committee Financial Expert.  Mr. Vanderhorst has served as Chief Financial Officer of Taitron Components, Inc., and a NASDAQ-listed semiconductor distribution and engineering services company with offices and operations in the U.S., Mexico, and China, since May 2008, and Secretary since 2002. Prior to this, Mr. Vanderhorst was Taitron’s Controller since 1999. Prior thereto, from 1991 to 1998, Mr. Vanderhorst served as Controller and Chief Financial Officer for various companies. From 1987 to 1991, the national accounting firm of Kenneth Leventhal & Company, now a division of Ernst & Young, LLP, employed Mr. Vanderhorst. Mr. Vanderhorst is a Certified Public Accountant, receiving his professional certification in 1991.

Adrian Auman.   Mr. Auman has served as a member of our Board of Directors since 2011.  He is a member of the Audit Committee and Nominating, Compensation and Corporate Governance Committee.  Mr. Auman served as Corporate Vice President Investor Relations and Special Projects from September 2008 through August 2014 at Orbotech, Ltd., a NASDAQ listed company that manufactures yield-enhancing and production solutions for the supply chain of the electronics industry. Orbotech is a leader in its industry, generating more than $500 million annually in revenue, with offices in the U.S., Europe, the Middle East, and Asia, including multiple offices in China. Prior to this position he served at Orbotech as Vice President of Finance and Investor Relations from May 2006 to September 2008. He is a certified public accountant in Israel and the US.

Kébir Ratnani.   Mr. Ratnani has served as a member of our Board of Directors since 2009.  He is a member of the Audit Committee and Nominating, Compensation and Corporate Governance Committee.  Mr. Ratnani serves as a member of the Board of Directors of Methes Energies International Ltd., a NASDAQ listed company, since September 2008. Mr. Ratnani possesses an encompassing 30-year experience in the natural gas, electricity, windmill, wastewater and water sectors. Over the course of his career, he has assumed different managerial and technical functions, academically endowed with a Diploma in Management & Marketing from the Institute of Gas Technology in Chicago, U.S.A, an M Sc. A. and a B.Sc. A. in Chemical Engineering from Laval University in Quebec, Canada. His high-caliber profile and track record are distinguished through his professional achievements. Mr. Ratnani’s proficiency in his fields of expertise led him to develop 13 inventions for which he now owns patents; all related to natural gas, petrochemical and environmental technologies. In 1997, he was appointed Vice-President of Hydro Quebec International. In this capacity, he was responsible for the Technology, Transfer and BOT (Build, Operate & Transfer) and Concession projects.  From the period of 2000 through 2013, he worked at SNCLavalin International, one of the leading engineering and construction groups in the world and a major player in the ownership of infrastructure and in the provision of operations and maintenance services, as Senior Vice- President. He was responsible for Water, Energy and Infrastructure Projects in Africa, the Middle East and Latin America.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

Other than the proceedings involving allegations against our former Chairman, Richard ST-Julien described above, to our knowledge, during the last ten years, none of the following events has occurred that are material to an evaluation of the ability or integrity of any executive officer of the Company:

●	A bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Conviction in a criminal proceeding or been the subject of a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material proceedings to which any executive officer of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of ForceField common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on our website at http://www.forcefieldenergy.com .

Committees of the Board of Directors

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter, which is posted on our Corporate Governance landing page, under the tab labeled “Investors” on our website at http://www.forcefieldenergy.com.  The current members of the Audit Committee are David Vanderhorst (Chairman), Kébir Ratnani and Adrian Auman. The Board has determined that Mr. Vanderhorst is an “audit committee financial expert” as defined by the SEC.

Nominating, Compensation and Corporate Governance Committee

The Nominating, Compensation and Corporate Governance Committee determines matters pertaining to the compensation of our executive officers and outside directors, and administers our stock option and incentive compensation plans. It is also responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, and for all other purposes outlined in the Nominating, Compensation and Corporate Governance Committee Charter, which is posted on our Corporate Governance landing page, under the tab labeled “Investors” on our website at http://www.forcefieldenergy.com. The current members of the Nominating, Compensation and Corporate Governance Committee are David Vanderhorst, Kébir Ratnani and Adrian Auman.

Independence

The Board of Directors has determined that each of our current directors, except for Mr. Natan, is an “independent director” as that term is defined in the listing standards of the NASDAQ Capital Market.  The Board of Directors has also determined that each member of the Audit Committee and the Nominating, Compensation and Corporate Governance Committee meets the independence standards applicable to those committees prescribed by the NASDAQ Capital Market and the SEC.  In making this decision, the Board considered all relationships between the Company and the directors. The Board determined each such relationship, and the aggregate of such relationships, to be immaterial to the applicable director’s ability to exercise independent judgment.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

During the past three years our officers have worked at salaries significantly below market rates for comparable services provided to other listed public companies.  In early 2014 we awarded each of our officers a $40,000 bonus for their 2013 performance and increased their salaries to what we believe are a conservative level compared to other public companies.  We are in the process of formulating a formal compensation plan which will include entering into employment agreements with each of our officers.

Executive Compensation Objectives

The objectives of our compensation program are as follows:

●	Attract, hire and retain well-qualified executives.

●	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares.

Compensation Setting Process

Role of Compensation Committee. The role of the Compensation Committee is to oversee the Company’s executive compensation strategy, oversee the administration of its executive compensation and its equity based compensation plans, review and approve the compensation of the Company’s CEO.  The Compensation Committee is comprised exclusively of our independent outside directors and includes members with executive level experience in other companies who bring a perspective of reasonableness to compensation matters with our Company. In addition, the Compensation Committee compares executive compensation practices of similar companies at similar stages of development.

Role of Compensation Consultant. The Compensation Committee has the authority to engage its own advisors to assist in carrying out its responsibilities.  In 2014, the Compensation Committee did not engage or receive services from any compensation consultant.  The Compensation Committee anticipates continuing to improve our compensation program through implementation of agreed upon policies going forward.

Role of Management.  In setting compensation for 2014, our CEO worked closely with the Compensation Committee and attended its meetings of the Compensation Committee.  Our CEO made recommendations to the Compensation Committee regarding compensation of our executive officers other than him.  No executive officer participated directly in the final deliberations regarding his own compensation package.

Use of Comparative Market Data. The Compensation Committee considered a benchmark peer group of companies based on their being in a similar industry and of a generally similar size, based mainly on revenue.  The Compensation Committee compared the total direct compensation of the Company’s executive officers with the total direct compensation paid to the top executive officers at the companies in the peer group for purposes of establishing 2014 salaries for executives.

Elements of Executive Compensation

The compensation level of our executives generally reflects their level of experience and is designed to provide an incentive to positively affect our future operating performance and shareholder value.

Salary. Base salary is the primary fixed element in the Company’s compensation program and is intended to provide an element of certainty and security to the Company’s executive officers on an ongoing basis.  The Compensation Committee is currently assessing the desirability of entering into employment contracts with executives.  Salaries are based on the executive’s level of experience, specialty and responsibility. Executive salaries are reviewed on an annual basis by the Compensation Committee. Any increases in salary are based on an evaluation of the individual’s performance, level of responsibility and, when such information is available, the level of pay compared to the salaries paid to persons in similar positions in the Company’s peer group.

In 2014, the base salaries of our executive officers were increased by approximately $155,000 over the prior year levels.

Equity. No equity awards were made to our executive officers in 2014.

The Compensation Committee approves all stock awards or option grants with input and recommendations from the Chief Executive Officer.

No option grants were made to named executive officers in 2014.

Bonus. There was no formal bonus plan in effect in 2014.  In early 2014 the Compensation Committee awarded discretionary performance bonuses of $40,000 to each executive officer for their performance in 2013.

In March 2014, based upon a peer review of other Nasdaq listed companies, the Compensation Committee unanimously approved an increase in salary and health insurance benefits retroactive to January 1, 2014 for the Company’s executive officers for the fiscal year ending December 31, 2014 as follows:

Fiscal 2015 Base Salaries

Name and Position	2014 Base Salary	2015 Base Salary	Increase

David Natan	$150,000	$150,000	$0
Chief Executive Officer

Jason Williams	$125,000	$125,000	$0
Chief Financial Officer

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has been an officer or employee of ForceField during years ending December 31, 2012, 2013 and 2014.  In addition, during the most recent fiscal year, no ForceField executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Compensation Committee or Board.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our other three highest paid executive officer.

Name and Principal Position	Year ended Dec. 31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

David Natan	2014	150,000							12,000	162,000
CEO	2013	60,000		40,000					7,200	107,200

Richard ST-Julien(2)	2014	162,300	(3)						12,000	174,300
Executive Chairman	2013			40,000					7,200	47,200
and President

Jason Williams	2014	125,000							12,000	137,000
CFO	2013	60,000		40,000					7,200	107,200

(1)	These amounts represent health insurance benefits.
(2)	Mr. ST-Julien resigned from all offices he held with us effective April 17, 2015.
(3)
On July 30, 2014, the Company issued 30,000 shares of its restricted common stock to its Executive Chairman in lieu of cash to satisfy a loan payable and accrued compensation aggregating $150,000. The closing market price of the common shares on July 30, 2014 was $5.41.

Grants of Equity-Based Awards

There were no stock awards granted to our named executive officers for the year ended December 31, 2014.

Pension Benefits

ForceField does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

ForceField does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

The Company has not currently entered into employment agreements with any of its executive officers.  However, the Compensation Committee is currently assessing the desirability of entering into employment contracts with executives.

Compensation of Directors

The following table shows compensation to all of our directors, who were not also employees or officers, during the year ended December 31, 2014:

Name	Fees earned or paid in cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)	($)	($)	($)	($)

David Vanderhorst	12,000	24,000			36,000
Adrian Auman	12,000	24,000			36,000
Kébir Ratnani	12,000	24,000			36,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of April 30, 2015, by each of our directors, each of our executive officers, all of our executive officers and directors as a group, and by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to own beneficially more than 5% of the outstanding shares of our common stock.  Except as otherwise set forth below, the address of each of the persons listed below is c/o ForceField Energy, Inc., 245 Park Avenue, Suite 212, New York, New York 10167.

	Common Stock Beneficially	Percentage of Common
Name of Beneficial Owner	Owned*	Stock**
Directors and Executive Officers
David Natan	1,025,291	5.78%
Jason Williams	122,500	0.69%
David Vanderhorst	17,874	0.10%
Adrian Auman	17,874	0.10%
Kébir Ratnani	22,874	0.13%
All executive officers and directors as a group (consisting of 5 individuals)	1,206,413	6.80%

5% or Greater Owners
Mitchell Barack	1,127,216	6.35%
Richard ST-Julien	3,050,350	17.19%

* This figure represents shares of common stock.
** Based on 17,749,752 shares of common stock issued and outstanding.

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

At no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or been involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported to the extent required under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP (“MaloneBailey”), our independent auditors, audited our financial statements for the fiscal years ended December 31, 2014 and 2013. Our Audit Committee has selected MaloneBailey to serve as the Company’s independent auditors for the fiscal year ending December 31, 2015. MaloneBailey was first engaged by us on January 22, 2014.

During the year ended December 31, 2013, neither the Company nor anyone acting on its behalf consulted with MaloneBailey regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K, nor did MaloneBailey receive any fees for any services during that time period.

Audit and Audit-Related Fees

The fees for audit services associated with the Company’s annual audit and review of its quarterly reports on Form 10-Q billed by or paid to MaloneBailey totaled $187,882 and $110,950 for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the fees for audit services attributable to the Company’s acquisitions of 17th Street ALD Management Corp. and ESCO Energy Services Company totaled $178,200.

Tax Fees

For the years ended December 31, 2014 and 2013, no fees for tax compliance, tax advice, and tax planning were billed by or paid to MaloneBailey.

All Other Fees

For the years ended December 31, 2014 and 2013, no fees for non-audit services related to the Company’s statutory and regulatory filings were billed by or paid to MaloneBailey.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

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

3.09	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on August 31, 2009)
4.01	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2015)
4.02	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2015)
4.03	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated April 25, 2014)
4.04	Short Term Note (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 13, 2014)
4.05	Form of $2.075 Million Secured Promissory Note (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated October 17, 2014)
4.06	Form of $1.075 Million Secured Promissory Note (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K dated October 17, 2014)
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

10.10	Form of Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2014)
10.11	Form of Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2014)
10.12	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2014)
10.13	Amendment No. 1 to the Stock Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 13, 2014)
10.14	Continuing Corporate Guaranty (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 13, 2014)
10.15	Stock Please and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2014)
10.16	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 17, 2014)
10.17	Settlement Agreement and Mutual General Release of all Claims (incorporated by referenced to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 5, 2015)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2015)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCEFIELD ENERGY INC.

April 30, 2015	By:	/s/ David Natan
David Natan
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

April 30, 2015	/s/ David Natan
David Natan
Chairman of the Board of Directors and Chief Executive Officer

Principal Financial and Accounting Officer:

April 30, 2015	/s/ Jason Williams
Jason Williams
Chief Financial and Accounting Officer

April 30, 2015	/s/ Adrian Auman
Adrian Auman
Director

April 30, 2015	/s/ Kebir Ratnani
Kebir Ratnani
Director

April 30, 2015	/s/ David Vanderhorst
David Vanderhorst
Director