Form 10-Q
period 2015-03-31
ForceField Energy Inc.
filed 2015-06-18
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

212-672-1786
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 19,211,949* shares of the registrant’s common stock outstanding as of June 1, 2015.

*Includes 687,500 restricted shares that are being held as collateral against a $2.5 million promissory note maturing on April 17, 2016. In no event can these shares become free trading before this date. These shares are not considered issued and outstanding for financial statement purposes, and are therefore excluded from the weighted average share count

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets (Successor) as of March 31, 2015 (Unaudited) and December 31, 2014

F-2	Interim Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2015 (Successor) and the Three Months Ended March 31, 2014 (Predecessor)

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 (Successor) and the Three Months Ended March 31, 2014 (Predecessor)

F-4	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets (Successor)
(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$1,504,646	$771,206
Accounts receivable, net	3,310,417	4,519,589
Costs and estimated earnings in excess of billings on uncompleted contracts	618,763	652,007
Inventory, net	578,471	431,585
Prepaid expenses and other current assets	285,160	487,396
Total current assets	6,297,457	6,861,783
Accounts receivable, net — noncurrent	23,423	33,093
Property and equipment, net	160,259	167,831
Goodwill	5,394,647	12,388,431
Intangible assets, net	4,446,291	7,976,980
Other assets	104,061	185,902
Total assets	$16,426,138	$27,614,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,271,901	$2,017,698
Accrued liabilities	1,295,537	1,517,258
Billings in excess of costs and estimated earnings on uncompleted contracts	95,743	1,045,687
Convertible debentures, net — current	1,360,000	50,000
Loans payable — current	142,304	142,644
Senior secured promissory notes, net — current	1,155,355	2,243,358
Related party payables	487,500	507,500
Income taxes payable	5,808	27,902
Total current liabilities	5,814,148	7,552,047
Convertible debentures, net of loan discounts	2,191,598	2,949,666
Loans payable	7,589	10,384
Senior secured promissory notes, net of loan discounts	2,012,141	1,998,479
Deferred tax liabilities, net — noncurrent	1,288,400	1,954,848
Contingent purchase consideration	641,000	3,326,000
Other noncurrent liabilities	492,712	492,712
Total liabilities	12,447,588	18,284,136

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; 19,933,691 and 19,200,005 shares issued and 18,216,243 and 17,737,908 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	19,934	19,200
Common stock held in treasury, at cost, 1,717,448 and 1,462,097 shares held at March 31, 2015 and December 31, 2014	(1,935,423)	(1,166,071)
Additional paid-in capital	31,488,614	27,132,299
Accumulated deficit	(25,605,845)	(16,767,876)
Accumulated other comprehensive income	11,270	12,573
Total ForceField Energy Inc. stockholders' equity	3,978,550	9,230,125
Noncontrolling interests	—	99,759
Total equity	3,978,550	9,329,884
Total liabilities and equity	$16,426,138	$27,614,020

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor	Predecessor
	Three-Month Period Ended March 31,	Three-Month Period Ended March 31,
	2015	2014

Sales	$2,852,857	$1,300,775
Cost of goods sold	2,106,414	875,636
Gross margin	746,443	425,139
Operating expenses:
Depreciation and amortization	344,138	2,521
Selling and marketing	167,863	154,492
General and administrative	1,436,313	350,448
Professional fees	256,858	245
Impairment of goodwill and intangible assets	9,156,190	—
Total operating expenses	11,361,362	507,706
Loss from operations	(10,614,919)	(82,567)
Other income (expense)
Interest income (expense), net	(612,267)	5,054
Loss on settlement of debt	(733,414)
Other gains (losses)	2,685,000	—
Total other income	1,339,319	5,054
Loss before income taxes	(9,275,600)	(77,513)
Provision for income taxes (benefit)	(431,244)	1,775
Net loss	(8,844,356)	(79,288)
Less: Accretion of preferred stock	—	24,197
Less: Net loss attributable to noncontrolling interests	(6,387)	—
Net loss attributable to ForceField Energy Inc. stockholders	$(8,837,969)	$(103,485)

Basic loss per common share attributable to ForceField Energy Inc. common stockholders:	$(0.48)	$(0.08)
Diluted loss per common share attributable to ForceField Energy Inc. common stockholders:	$(0.48)	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	18,265,723	1,252,403

Comprehensive loss:
Net loss	$(8,844,356)	$(79,288)
Foreign currency translation adjustment	(1,303)	—
Comprehensive loss	(8,845,659)	(79,288)
Comprehensive loss attributable to noncontrolling interests	(6,387)	—
Comprehensive loss attributable to ForceField Energy Inc. common stockholders	$(8,839,272)	$(79,288)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Three-Month Period Ended March 31,	Three-Month Period Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,844,356)	$(79,288)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	344,138	2,521
Amortization of debt discount	277,377	—
Amortization of deferred financing costs	59,847	—
Recovery of doubtful accounts	(9,299)	(17,188)
Common stock issued for financing costs	116,659	—
Common stock issued in exchange for fees and services	12,880	—
Deferred taxes	(416,206)	—
Impairment of goodwill and intangible assets	9,156,190	—
Loss on settlement of debt	733,414	—
Unrealized gain on change in fair value of contingent consideration	(2,685,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,228,364	668,970
Costs and estimated earnings in excess of billings on uncompleted contracts	33,244	—
Inventory	(144,248)	(56,691)
Prepaid expenses and other current assets	(76,991)	(46,312)
Other assets	(28,000)	—
Accounts payable	(729,542)	(313,477)
Accrued liabilities	(138,011)	(68,002)
Billings in excess of costs and estimated earnings on uncompleted contracts	(764,117)	—
Income taxes payable and other noncurrent liabilities	(21,294)	(2,125)
Net cash provided by (used in) operating activities	(1,894,951)	88,408

Cash flows from investing activities:
Cash paid in divestment of business, net of cash acquired	(17,053)	—
Purchase of fixed assets	(3,388)	(1,673)
Net cash used in investing activities	(20,441)	(1,673)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,462,810	—
Proceeds from exercise of common stock purchase warrants, net of issuance costs	913,500	—
Proceeds from issuance of convertible debentures	400,000	—
Repayments of convertible debentures	(100,000)	—
Repayments of loans payable	(3,135)	—
Repayments of related party payables	(20,000)	—
Net cash provided by financing activities	2,653,175	—

Effect of exchange rates on cash and cash equivalents	(4,343)	—
Net increase in cash and cash equivalents	733,440	86,735
Cash and cash equivalents at beginning of period	771,206	339,011
Cash and cash equivalents at end of period	$1,504,646	$425,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$83,895	$5
Cash paid for income taxes	$61,344	$4,140

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock	$—	$24,197
Common stock issued for financing costs in connection with convertible debentures and promissory notes	$32,150	$—
Common stock issued to reduce promissory notes payable	$1,000,000	$—
Common stock issued to reduce accounts payable and other accrued liabilities	$18,000	$—
Discount for beneficial conversion features on convertible debentures	$67,636	$—
Reallocation of amounts prepaid towards the acquisition of a business to consideration for an intangible asset — licensing rights	$279,500	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements (Unaudited)
March 31, 2015
(Expressed in United States dollars)

1.	NATURE OF OPERATIONS

ForceField Energy Inc. and its wholly-owned subsidiaries (“ForceField” or the “Company”) is a contractor that distributes and installs light emitting diode (“LED”) and traditional lighting products for both indoor and outdoor commercial applications. The Company generates revenue by selling commercial grade lighting products and its installation services for use in both commercial and municipal markets. The marketing and distribution of such products and services occurs primarily through internal sales resources.

On March 5, 2015, the Company completed a sale of its 50.3% equity interest in TransPacific Energy, Inc. (“TPE”) back to certain current and former TPE shareholders. As a result of the transaction, the Company’s operations are now comprised of only one reportable segment for financial reporting purposes.

On May 1, 2015, the Company announced that it closed its offices in Costa Rica and Mexico and is in the process winding down operations at each of these locations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information. All amounts are expressed in United States dollars. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements include all of the adjustments which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or for any other future period.

Going Concern

 These unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated significant operating losses which have been funded primarily from debt and equity financings. In addition, the Company is in default of, or past due on, certain payments related to principal and interest due on notes payable, vendor payables and other accrued liabilities. The Company is addressing its delinquencies on a case-by-case basis; however, it can offer no assurance that the cooperation it has received thus far will continue.

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that new capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in significant dilution in the equity interests of its current stockholders. Obtaining new debt capital, assuming such debt capital would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and the Company may cease operations. These factors raise substantial doubt regarding its ability to continue as a going concern.

Predecessor and Successor Reporting

On April 25, 2014, the Company acquired 17th Street ALD Management Corp (“ALD”), a leading commercial lighting specialist based in San Diego, California. The transaction was accounted for under the acquisition method of accounting, which requires that the assets purchased and the liabilities assumed all be reported in the acquirer's financial statements at their fair value, with any excess purchase price over the net assets being reported as goodwill. The application of the acquisition method of accounting represented a change in accounting basis. Accordingly, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of the different basis of accounting between the periods presented. For financial reporting purposes, ALD was deemed to be the predecessor company and ForceField was deemed to be the successor company in accordance with the rules and regulations issued by the SEC. This change in accounting basis is represented in the unaudited consolidated financial statements by a vertical black line which appears between the columns entitled "Predecessor" and "Successor" on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the acquisition may not be comparable.

The predecessor account balances and results of operations are effective through April 30, 2014, as the impact of transactions recorded from April 26, 2014 through April 30, 2014 was not material.

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

Revenue from rebates from utilities may be recognized on eligible energy-efficient lighting retrofit projects. These rebates are simultaneously credited against the quoted contract price and assigned to the Company by the customer. The Company is responsible for the application of the rebate, and bears the risk of any loss from the verification and collection of the rebate. Revenue from rebates from utilities totaled $133,811 for the three month period ended March 31, 2015 compared to $333,651 for the same three month period ended March 31, 2014.

Certain rebates from utility companies are subject to refund rights in the event that specified energy savings are not met. The Company assesses each retrofit project subject to refund rights to determine if the estimated energy savings are likely to be met. As of March 31, 2015 and December 31, 2014, there were no retrofit projects subject to this refund right that were not expected to meet the specified energy savings.

The utilities providing the retrofit rebate, at their discretion, can audit the Company's customer installations prior to payment. These audits often result in an adjustment to the rebate, which is netted against revenues. A reserve for adjustments was recorded based upon current period sales and the Company’s historical experience factor in recording such rebate adjustments. During the three month periods ended March 31, 2015 and March 31, 2014 the adjustments to rebates from utilities totaled $5,608 and $12,028 respectively. These amounts are netted in the Company’s accounts receivable and revenue.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

●
Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3
Earnout liability	$—	$—	$641,000

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of March 31, 2015:

2015

Fair value, January 1, 2015	$3,326,000
Fair value of contingent consideration issued during the period	—
Change in fair value	(2,685,000)
Fair value, March 31, 2015	$641,000

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable, net at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Accounts and contracts receivable	$2,557,167	$3,755,498
Retainage	853,048	894,892
Allowance for doubtful accounts	(76,375)	(97,708)
Total accounts receivable, net	3,333,840	4,552,682
Less: Noncurrent portion of accounts receivable, net	(23,423)	(33,093)
Current portion of accounts receivable, net	$3,310,417	$4,519,589

Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. During the three-month successor period ended March 31, 2015, the Company recorded a decrease of $9,299 to its provision for bad debts and recorded nil in write offs. During the three-month predecessor period ended March 31, 2014, the Company recorded a decrease of $17,188 to its provision for bad debts and recorded nil in write-offs.

The Company's long-term receivables are considered financing receivables. The difference between the present value and face value of these receivables is recorded as an unamortized discount which is amortized over the term of the payment plan. The Company recorded $1,298 of interest income from deferred payment plan accounts receivable during the three-month successor period ended March 31, 2015, and $3,385 of interest income from deferred payment plan accounts receivable during the three-month predecessor period ended March 31, 2014.

Customer concentrations

The Company had three customers that accounted for 46.1% of accounts receivable during the three-month successor period ended March 31, 2015, and one customer that accounted for 19.6% of accounts receivable during the three-month predecessor period ended March 31, 2014. Additionally, the Company had three customers that accounted for 54.7% of revenues during the three-month successor period ended March 31, 2015, and one customer that accounted for 25.1% of revenues during the three-month predecessor period ended March 31, 2014.

Geographic information

During the three-month successor period ended March 31, 2015, all of the Company’s sales were generated within the United States with the exception of $25,010 in sales that were produced in Costa Rica. During the three-month predecessor period ended March 31, 2014, all of the Company’s sales were generated within the United States.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table sets forth the components of the Company’s prepaid expenses and other current assets at March 31, 2015 and December 31, 2014:
	March 31, 2015	December 31, 2014

Advance payments to employees and representatives	$11,604	$41,110
Advance payments to suppliers	—	47,946
Other prepaid expenses and current assets	77,976	55,310
Payments on letter of intent to acquire a business	—	279,500
Prepaid income taxes and other tax receivables	66,706	20,476
Prepaid insurance and surety bonds	128,874	43,054
Total	$285,160	$487,396

The economic benefit of all prepaid expense and other current asset balances are expected to be realized within a twelve-month period. Payments on a letter of intent to acquire a business represent payments of $142,500 made in cash and the issuance of $137,000 in restricted stock pursuant to the terms of a non-binding letter of intent signed on July 26, 2014 with Noveda Technologies Inc. (“Noveda”). On March 5, 2015, the Company reclassified these amounts as an amortizable intangible asset upon the simultaneous amendment of a licensing agreement and cancellation of a letter of intent with the acquisition target (see Note 7 – Goodwill and Intangible Assets, Net for additional information).

5.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and equipment	$51,167	$(12,873)	$38,334	$48,767	$(8,556)	$40,211
Furniture and fixtures	22,769	(3,657)	19,112	22,584	(3,241)	19,343
Leasehold improvements	18,471	(908)	17,563	18,471	(638)	17,833
Vehicles	55,465	(8,656)	46,809	55,465	(3,462)	52,003
Construction in process	38,441	—	38,441	38,441	—	38,441
Total	$186,313	$(26,054)	$160,259	$183,728	$(15,897)	$167,831

Property and equipment are stated at cost or at fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The Company recorded depreciation expense of $11,125 during the three month successor period ended March 31, 2015 and $2,521 during the three month predecessor period ended March 31, 2014.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

6.	BUSINESS DIVESTITURE

In February 2015, the Company’s board of directors authorized the sale of its waste heat recovery (“Organic Rankine Cycle” or “ORC”) business due to its lack of operating performance and as part of a settlement of certain lawsuits filed by and against both TPE and the Company. On March 5, 2015, the Company completed such sale of its 50.3% equity interest in TPE back to certain current and former TPE shareholders. In exchange for its equity interest, ForceField received $50,000 in cash proceeds and the return of 255,351 shares of the Company’s common stock originally issued in May 2012 when it acquired the equity interest in TPE.

The Company analyzed the divestment of its ORC business for discontinued operations reporting consideration. ASC 205-20 “Discontinued Operations” establishes that the disposal of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As the net assets and operating results for TPE were not material at the time of the divestment, the Company determined that discontinued operations reporting was not applicable.

Further, the Company further analyzed the results of its ORC business for segment reporting consideration. ASC 280 “Segment Reporting” establishes that an operating segment is considered a reportable segment if: (i) it engages in business activities from which it may recognize revenues and generate expenses, its operating results are regularly reviewed by the Company’s chief operating decision maker, and discrete financial information is available; and (ii) it exceeds certain quantitative thresholds. At the time of the divestment, the Company’s ORC business did not exceed any of the prescribed quantitative thresholds. As such, the Company determined that segment reporting was not applicable.

As a result of the transaction, the Company’s operations are now comprised of only one reportable segment for financial reporting purposes. The operating results of the Company’s ORC business for the three-month successor period ended March 31, 2015 are summarized below:

Successor
Three-Month Period Ended March 31,
2015

Sales	$—
Cost of goods sold	—
Gross margin	—
Operating expenses:
Depreciation and amortization	17,589
Selling and marketing	752
General and administrative	(2,816)
Professional fees	4,340
Total operating expenses	19,865
Loss from operations	(19,865)
Other income (expense)
Interest expense, net	8
Total other income	8
Loss before income taxes	(19,857)
Income tax benefit	(7,006)
Net loss	$(12,851)

No results of operations for the Company’s ORC segment were reported in the three-month period ended March 31, 2014 as those results pertain solely to ALD as the predecessor entity.

7.	GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the three-month period ended March 31, 2015:

2015

Balance, January 1	$12,388,431
Impairment charge	(6,993,784)
Balance, March 31	$5,394,647

At March 31, 2015, as a result of deteriorating business conditions and significant delays associated with new business opportunities, the Company performed the impairment test as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $6,993,784; all of which was attributed to ESCO.

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

The following table sets forth the components of the Company’s intangible assets at March 31, 2015:

	Amortization Period (Years)	Cost	Accumulated Amortization and Impairment Charges	Net Book Value

Intangible assets subject to amortization:
Customer relationships	4.0	1,515,000	(1,313,000)	202,000
Distribution and license rights	5.0	1,234,500	(419,570)	814,930
Production backlog	0.5	132,333	(108,000)	24,333
Non-compete agreements	3.0	265,000	(80,972)	184,028
Subtotal		3,146,833	(1,921,542)	1,225,291
Intangible assets not subject to amortization:
Trade names	—	4,244,000	(1,023,000)	3,221,000
Total		$7,390,833	$(2,944,542)	$4,446,291

The following table sets forth the components of the Company’s intangible assets at December 31, 2014:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible assets subject to amortization:
Customer relationships	4.0	$1,515,000	$(78,906)	$1,436,094
Distribution and license rights	5.0	955,000	(366,917)	588,083
Production backlog	0.5	400,000	(229,666)	170,334
Non-compete agreements	3.0	265,000	(58,889)	206,111
Technology	15.0	1,583,000	(250,642)	1,332,358
Subtotal		4,718,000	(985,020)	3,732,980
Intangible assets not subject to amortization:
Trade names	—	4,244,000	—	4,244,000
Total		$8,962,000	$(985,020)	$7,976,980

The Company recorded amortization expense for intangible assets subject to amortization of $333,013 during the three-month successor period ended March 31, 2015. No amortization expense was recorded during the three-month predecessor period ended March 31, 2014.

On March 5, 2015, the Company and Noveda agreed to amend the terms of a license agreement entered into on December 1, 2014 which granted the Company exclusive rights over a five year period to sell, market and distribute Noveda’s technology on LED applications in North America. During 2014, the Company made payments to Noveda of $142,500 in cash and 25,000 shares of restricted common stock valued at $137,000 under the provisions of a non-binding letter of intent entered into by the Company to acquire Noveda. During 2015, by mutual agreement, the acquisition discussions were discontinued and the $279,500 in consideration was applied as payment towards, and in full satisfaction of, the remaining fees payable to Noveda under the terms of the license agreement.

At March 31, 2015, the Company performed an interim impairment test for long-lived assets and determined that the carrying amount of certain intangible assets were not recoverable as its undiscounted cash flows were less than its carrying amount. The Company further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. The Company used the discounted cash flow method under the income approach to determine the fair value of the asset group. The impairment amount was determined by allocating the shortfall of fair value as compared to the carrying amount to each long-lived asset in the asset group on a pro rata basis using the relative carrying amount of the assets, except the carrying amount of each asset cannot be reduced below its fair value. To determine the fair value of each long-lived asset, the Company used the relief from royalty method for its trade names and estimated the fair value for its customer relationships using the multi-period excess earnings method. As a result, the Company recorded impairment charges totaling $2,162,406 for these intangible assets; all of which was attributed to ESCO.

8.	RELATED PARTY PAYABLES

During 2014, the Company’s wholly-owned subsidiary, ESCO, received loan proceeds totaling $507,500 from its president and chief executive officer. All of these loans proceeds, with the exception of $32,500, were made prior to the Company’s acquisition of ESCO on October 17, 2014. These loans are unsecured, and were made for an undefined term and on an interest free basis.

On January 16, 2015, the Company repaid $20,000 towards the principal balance of these promissory notes. At March 31, 2015, the outstanding balance of these notes totaled $487,500.

9.	DEBT

Convertible Debentures

The following table sets forth the components of the Company’s convertible debentures at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

7% Convertible debentures	$200,000	$200,000
9% Convertible debentures	3,610,000	3,210,000
Loan discounts	(258,402)	(410,334)
Total convertible debentures, net	3,551,598	2,999,666
Less: Current portion of convertible debentures, net	1,360,000	50,000
Noncurrent portion of convertible debentures net	$2,191,598	$2,949,666

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

At March 31, 2015, the underlying shares of the Company’s common stock related to these convertible debentures totaled 687,208 shares.

On January 12, 2015, the Company issued an unsecured, convertible debenture for $400,000 to an accredited investor. The cost of this issuance was $28,000. The debenture carries an interest rate of 9% per annum, payable semiannually in cash, for an eighteen-month term with a fixed conversion price of $5.50 per share. The investor received 5,000 shares of the Company’s common stock valued at $32,150 as consideration for entering into the debenture agreement.

All of the convertible debentures were analyzed at the time of their issuance for beneficial conversion features. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and aggregated $624,140. This amount was recorded as a debt discount and is being amortized as interest expense over the terms of the related convertible debentures. The debt discount associated with these beneficial conversion features amounted to $258,402 and $410,334 as of March 31, 2015 and December 31, 2014, respectively. The related amortization expense totaled $62,809 for the three-month successor period ended March 31, 2015. No such expense was recorded in the three-month predecessor period ended March 31, 2014.

In addition, the Company analyzed its convertible debentures for derivative accounting consideration and determined that derivative accounting was not applicable.

On April 30, 2015, the Company was required to pay $50,833 in principal, along with accrued interest of approximately $28,000, per the terms of a convertible note. The Company failed to make this payment. On May 13, 2015, the Company received a letter from the noteholder’s counsel alleging certain breaches and declaring the note to be in default. The interest rate on the convertible note increased from 9.0% to 22.0% per annum as a result of the default. The noteholder has made a demand for payment and is seeking to enforce all of its contractual, legal and equitable rights under the convertible note and related agreements. The original principal balance outstanding on the convertible note is $610,000 and is presented as a current liability on the Company’s Consolidated Balance Sheets. The note is unsecured. See “Note 12 — Subsequent Events” for additional information.

The Company is in default for failure to pay interest on four additional convertible notes with an aggregate principal balance of $700,000. The interest rate on these notes ranges between 7% and 9% per annum, and does not increase in the event of a default. The principal amounts on these notes are presented as current liabilities on the Company’s Consolidated Balance Sheets.

As a result of the defaults noted above, the Company accelerated the amortization of all deferred financing costs and beneficial conversion features associated with these convertible notes. The charge totaled $188,909 and was recorded to interest expense in the Company’s Consolidated Statements of Operations.

Senior, Secured Promissory Notes

The following table sets forth the components of the Company’s promissory notes at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Promissory notes	$3,230,355	$4,330,355
Loan discounts	(62,859)	(88,518)
Total promissory notes, net	3,167,496	4,241,837
Less: Current portion of convertible debentures, net	1,155,355	2,243,358
Noncurrent portion of convertible debentures net	$2,012,141	$1,998,479

On April 25, 2014, the Company issued a series of promissory notes aggregating in $1,000,000 principal to the former stockholders of ALD in connection with its acquisition. The promissory notes carry an interest rate of 5% per annum, payable at maturity, for a one year term and are secured by the assets of ALD. In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $1,000,000 promissory note and its related interest to be $965,019. As a result, the Company recorded a discount against the promissory notes of $34,981. The discount is being amortized using the effective interest method over the life of the notes. For the three-month period ended March 31, 2015, the Company recorded $11,998 in interest expense related to the note discount. No discount balance remained unamortized at March 31, 2015.

On April 24, 2015, the Company was informed by the counsel of the former ALD stockholders that the failure to pay all of the principal and accrued interest on the outstanding promissory notes would result in the declaration of default, and that absent full payment of the notes by the maturity date, the former stockholders would commence collection proceedings and seek to enforce all of their contractual, legal and equitable rights under the note and related agreements. The notes were not repaid at their maturity date and are currently in default. See “Note 12 — Subsequent Events” for additional information.

On October 13, 2014, the Company received $1,000,000 in loan proceeds from an accredited investor pursuant to the terms of a secured promissory note. The promissory note was due and payable in full by the Company on December 5, 2014. As consideration for loaning these proceeds to the Company, the investor was entitled to receive a $40,000 interest payment along with the principal at maturity. This loan was secured by 1,000,000 shares of the Company’s common stock owned by its former executive chairman. On December 26, 2014, the Company repaid all principal and accrued interest amounts associated with this promissory note.

On October 17, 2014, the Company issued two secured promissory notes to the former stockholder of ESCO in connection with its acquisition. The first note totaled $2,075,000, bears interest at 6.02% per annum and is due in April 17, 2016. The note is collateralized by 687,500 restricted shares of the Company’s common stock which under no circumstances can become free trading prior to its maturity date. In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $2,075,000 promissory note and its related interest to be $1,989,539. As a result, the Company recorded a discount against the promissory notes of $85,461. The discount is being amortized using the effective interest method over the life of the notes. For the three-month period ended March 31, 2015, the Company recorded $13,661 in interest expense related to the note discount. The remaining discount balance at March 31, 2015 was $62,859.

The second note totaled $1,075,000 and was due on November 16, 2014 along with an interest payment of $45,000. At March 31, 2015, all but $155,355 of the principal balance was repaid. The note is collateralized by all of the assets of ESCO. On April 3, 2015, the Company entered into a note amendment and security interest termination agreement with the stockholder to amend and extend the original terms (see Note 12 – Subsequent Events for additional information).

On December 21, 2014, the Company received $1,000,000 in loan proceeds from an accredited investor pursuant to the terms of a secured promissory note. The promissory note was due and payable in full by the Company on March 5, 2015 and was secured by 1,000,000 shares of the Company’s common stock owned by its former executive chairman, Richard St Julien. As consideration for loaning these proceeds to the Company, the investor was entitled to receive a $50,000 interest payment along with the principal at maturity. On March 5, 2015, the Company paid $50,000 to satisfy the accrued interest due on the promissory note. On March 31, 2015, the Company issued 181,818 shares of its common stock along with an equal number of common stock purchase warrants in lieu of cash to satisfy the $1,000,000 principal payment owed to the noteholder. The stock purchase warrants have been accounted for as equity in accordance with ASC 480. Using the Black-Scholes model, the Company calculated a relative fair value of $369,779 for these stock purchase warrants; which was recorded as a loss on settlement of debt.

Loans Payable

On September 5, 2014, the Company received $130,000 from a third party in the form of a demand loan bearing interest at a rate of 9% per annum. The entire principal amount, plus accrued interest totaling $6,338, was outstanding at March 31, 2015.

The remaining loans payable were made by two financial institutions and are due in aggregate monthly installments of $1,111 (including interest ranging from 2.25% through 4.00%). These loans are collateralized by ESCO’s transportation equipment. At March 31, 2015, the outstanding balances on these loans totaled $19,813; of which $12,304 is scheduled to be paid within the next twelve months.

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either March 31, 2015 or December 31, 2014.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 19,933,691 shares of common stock issued and 18,216,243 shares of common stock, net of shares held in treasury, outstanding as of March 31, 2015.

Common Stock Held in Treasury at Cost

On March 5, 2015, the Company reacquired 255,351 shares of its common stock in the divestiture of the 50.3% equity investment in TPE. The common stock is held in treasury by the Company. At March 31, 2015, a total of 1,717,448 shares of the Company’s common stock were held in treasury at a cost of $1,935,423.

Common Stock Issued in Private Placements

During the three-month period ended March 31, 2015, the Company accepted subscription agreements from investors and issued 298,543 shares of its common stock along with an equal number of stock purchase warrants for gross proceeds totaling $1,604,510. The cost of these issuances was $141,700.

During the successor period of April 26, 2014 to December 31, 2014, the Company accepted subscription agreements from investors and issued 540,722 shares of its common stock along with an equal number of stock purchase warrants for gross proceeds of $2,692,500. The cost of these issuances was $220,750. Furthermore, during the period of January 1, 2014 to April 25, 2014, the Company accepted subscription agreements from investors and issued 167,778 shares of its common stock along with an equal number of stock purchase warrants for gross proceeds totaling $825,000. The cost of these issuances was $82,500. The cumulative number and value of these share issuances that occurred prior to the successor period commencing April 26, 2014 are reflected in the beginning balances of the Company’s Consolidated Statement of Stockholders' Equity (Successor) on Form 10-K for the year ended December 31, 2014.

Common Stock Issued in Exchange for Services

During the three-month period ended March 31, 2015, the Company issued 2,000 shares of its common stock valued at $12,880 for investor relations services. Additionally, the Company issued 2,808 shares of its common stock valued at $18,000 to its three independent directors in accordance with their board compensation agreements.

Common Stock Issued in Lieu of Cash for Loans Payable and Other Accrued Obligations

On March 31, 2015, the Company agreed to exchange 181,818 shares with an equal number of common stock purchase warrants in lieu of cash to satisfy a $1.0 million promissory note payment owed to an investor. The conversion price granted to the investor for the share exchange was in accord with the terms offered under the Company’s current equity private placement memorandum. The fair value of the common stock was $1,363,635. The stock purchase warrants have been accounted for as equity in accordance with ASC 480 by using the Black-Scholes model. The Company calculated a relative fair value of $369,779 for these stock purchase warrants. The difference between the fair value of the equity and the settled liability totaled $733,414 and was recorded as a loss on settlement of debt.

Common Stock Issued for Financing Costs

On January 9, 2015, the Company issued 17,416 shares of its common stock valued at $6.44 per share, or $112,159, to extend the terms of a promissory note and other purchase obligations due to the former stockholder and certain employees of ESCO. Additionally, on March 31, 2015, the Company issued 601 shares of its common stock valued at $7.49, or $4,500, in connection with the placement of a convertible promissory note with an accredited investor.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at March 31, 2015:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, January 1, 2015	796,000	$4.73	0.57
Warrants issued	480,361	$5.42	—
Warrants exercised	(225,500)	$—	—
Warrants expired	—	$—	—
Balance March 31, 2015	1,050,861	$5.19	0.68

All stock warrants are exercisable for a period of one year from the date of issuance. The remaining contractual life of the warrants outstanding as of March 31, 2015 ranges from 0.02 to 1.0 years.

During the three-month successor period ended March 31, 2015, the Company issued 225,500 shares of its common stock for gross proceeds totaling $1,015,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $101,500.

During the successor period of April 26, 2014 to December 31, 2014, the Company issued 543,750 shares of its common stock for gross proceeds totaling $2,175,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $217,500. Furthermore, during the predecessor period of January 1, 2014 through April 25, 2014, the Company issued 16,500 shares of its common stock for gross proceeds totaling $66,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $6,600. The cumulative number and value of these share issuances that occurred prior to the successor period commencing April 26, 2014 are reflected in the beginning balances of the Company’s Consolidated Statement of Stockholders' Equity (Successor) on Form 10-K for the year ended December 31, 2014.

11.	COMMITMENTS AND CONTINGENCIES

TransPacific Energy Litigation

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

On July 14, 2014, ForceField commenced an arbitration proceeding against TPE, Howard, Sami, and Acme (collectively, the “Respondents”) before the American Arbitration Association in New York City styled ForceField Energy, Inc. v. TransPacific Energy, Inc., et al v. ForceField Energy, Inc., et al, AAA Case No. 01-14-0000-9289 (the “Arbitration”).  In the Arbitration, ForceField asserted various claims for breach of the share exchange agreement, which materially harmed the value of ForceField’s investments in TPE. Respondents filed counterclaims in the Arbitration similar in substance to the claims they asserted in the Lawsuit.

On March 5, 2015, the parties entered into a written settlement agreement (“Agreement”) that resolved all claims and counterclaims asserted in both the Lawsuit and the Arbitration. Pursuant to the Agreement, both the Lawsuit and the Arbitration have each been dismissed with prejudice.

Class Action and Derivative Action

On April 17, 2015, a lawsuit (the “Class Action”) against the Company and its officers, Messrs. St-Julien (who as indicated below in “Note 12 – Subsequent Events,” resigned as Chairman and from all other positions he held with the Company), Natan and Williams (Mr. Natan and Mr. Williams are collectively referred to as the “Individual Defendants”), and certain other third parties, was filed in the United States District Court, Southern District of New York.

Since the filing of the Class Action, additional complaints have been filed seeking class status on behalf of all persons who purchased the Company’s securities between September 16, 2013 and April 15, 2015 (the “Period”). The Class Action alleges violations by the Company and the other persons named therein of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Class Action seeks an unspecified amount of damages.

On May 15, 2015, a lawsuit (the “Derivative Action”) Civil Action No. CV-15-2782 against the Company’s officers, directors and former director Messrs. St-Julien, Natan, Williams, Kebir Ratnani, Adrian Auman, and David Vanderhorst (Messrs. Ratnani, Auman and Vanderhorst are collectively referred to as the “Director Defendants”) was filed by Neil J. Brown, derivatively and on behalf of ForceField Energy, Inc. in the United States District Court, for the Eastern District of New York. The Derivative Action seeks unspecified damages against these individuals for breaches of their fiduciary duties and unjust enrichment.

Although the ultimate outcome of the Class Action and Derivative Action cannot be determined with certainty, the Company believes that the allegations stated in the Class Action and Derivative Action are without merit against the Company, Individual Defendants and Director Defendants, and the Company, Individual Defendants and Director Defendants intend to defend themselves vigorously against all allegations set forth in the Class Action and Derivative Action.

Consulting Services

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

12.	SUBSEQUENT EVENTS

In addition to the events discussed in “Note 11 – Commitments and Contingencies” above under TransPacific Energy Litigation and Class Action and Derivative Action, the following events occurred subsequent to March 31, 2015.

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

               On April 19, 2015, Richard St-Julien, the Company’s founder and majority shareholder, voluntarily resigned as the Company’s executive chairman of the board of directors, and from all other positions that he held with the Company. On the same date, the Company’s independent board of directors appointed David Natan, the Company’s chief executive officer to the dual role of chairman and CEO, as well as corporate secretary.  Additionally, the independent board of directors promoted Jason Williams, the Company’s chief financial officer to the dual role of CFO and executive vice president as well as assistant secretary.

               On April 20, 2015, the NASDAQ Capital Market (“Nasdaq”) halted trading of the Company’s common stock; and on April 21, 2015, the SEC ordered that pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended, trading in the shares of the Company’s common stock was suspended for the period from 9:30 a.m. EDT on April 21, 2015 through 11:59 p.m. EDT, on May 4, 2015 pursuant to an order of suspension of trading issued by the SEC and captioned In the Matter of ForceField Energy Inc. (File No. 500-1).

On April 21, 2015, the Company received a subpoena from the staff of the SEC for the production of certain documents and information pursuant to a formal order of investigation.

Pursuant to a letter dated April 24, 2015, legal counsel to the former ALD stockholders (the “ALD Sellers”) informed the Company that the failure to pay all principal and accrued interest on the notes by April 27, 2015 (the “Maturity Date”), would result in the declaration of default under the terms of the promissory notes and related agreements, and that absent full payment of the promissory notes by the Maturity Date, the ALD Sellers would commence collection proceedings and seek to enforce all of the ALD Sellers’ contractual, legal and equitable rights under the promissory notes and related agreements. The promissory notes accrued interest at the rate of 5% per annum and the principal amount and all interest. The $1,050,000 due under the promissory notes was not paid on the Maturity Date. The notes are guaranteed by the Company and secured by substantially all of the assets of ALD.

On April 30, 2015, the Company notified Nasdaq that it was voluntarily terminating the listing of its shares of common stock on the Nasdaq Capital Market due to a number of uncertainties related to the Company’s current and future available cash, cash flow and operations. On May 11, 2015, the Company filed a Form 25 with the SEC to withdraw the listing and registration of its common stock from the Nasdaq Capital Market.

On April 30, 2015, the Company was required to pay $50,833 in principal, along with accrued interest of approximately $28,000, per the terms of a convertible note. The Company failed to make this payment. On May 13, 2015, the Company received a letter from the noteholder’s counsel alleging certain breaches and declaring the note to be in default. The interest rate on the convertible note increased from 9% to 22% per annum as a result of the default. The noteholder has commenced collection proceedings and is seeking to enforce all of its contractual, legal and equitable rights under the convertible note and related agreements. The original principal balance outstanding on the convertible note is $610,000. The note is unsecured.

On May 1, 2015, the Company announced that it closed its offices in Costa Rica and Mexico. The Company estimates that it will incur approximately $35,000 to $50,000 in aggregated exit costs associated with the orderly wind down of operations at these locations.

On May 11, 2015, the Company’s common stock commenced trading on the OTC Market Group’s “Grey Market”.

From April 1, 2015 through April 15, 2015, the Company accepted subscription agreements from investors and issued 59,091 shares of its common stock with an equal number of stock purchase warrants, and issued an additional 5,000 shares of common stock from the exercise of stock purchase warrants for gross proceeds totaling $350,000. The cost of these issuances was $35,000. The Company has not received any subscription agreements since April 15, 2015.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: the impact of the Securities & Exchange Commission (the “SEC”) subpoena and investigation, the arrest of our former chairman, and the class action and derivative lawsuits may have on our current and future business and on financing initiatives, general economic, market or business conditions; general stock market performance; an increasingly competitive business environment; changing regulatory conditions or requirements; our ability to generate revenues from LED lighting sales; entering into definitive agreements or contracts on LED trials currently in process, obtaining financing for LED installations; the acceptance of the lighting market to LED technology; raising sufficient working capital for operations; the price of electricity in various jurisdictions in the United States; the resolution of matters between the Company and its creditors. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information concerning our business, including other factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW

We are a contractor that distributes and installs light emitting diode (“LED”) and traditional lighting products for both indoor and outdoor commercial applications. We believe that our services offer a significant opportunity for savings through improved energy efficiency and reduced maintenance costs. We generate revenue by selling commercial grade lighting products and our installation services for use in both commercial and municipal markets. The marketing and distribution of such products and services occurs primarily through internal sales resources at our wholly-owned subsidiaries, ForceField Energy USA Inc., which includes the assets of Catalyst LED’s LLC; 17th Street ALD Management Corp; and ESCO Energy Services Company. Our target customers include federal, state and local governments; commercial and industrial facilities; educational, hospitality and institutional organizations; hospitals and healthcare providers; utility companies; and new construction projects.

 On March 5, 2015, we completed the sale of our 50.3% equity interest in TransPacific Energy, Inc. (“TPE”) back to certain current and former TPE shareholders. As a result of the transaction, our operations are now comprised of only one reportable segment for financial reporting purposes.

On May 1, 2015, we announced that we closed our offices in Costa Rica and Mexico and are winding down all operations at each of those locations.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three-month periods ended March 31, 2015 and 2014:

	Successor	Predecessor
	Three-Month Period Ended March 31,	Three-Month Period Ended March 31,
	2015	2014

Sales	$2,852,857	$1,300,775
Cost of goods sold	2,106,414	875,636
Gross margin	746,443	425,139
Operating expenses:
Depreciation and amortization	344,138	2,521
Selling and marketing	167,863	154,492
General and administrative	1,436,313	350,448
Professional fees	256,858	245
Impairment of goodwill and intangible assets	9,156,190	—
Total operating expenses	11,361,362	507,706
Loss from operations	(10,614,919)	(82,567)
Other income (expense)
Interest income (expense), net	(612,267)	5,054
Loss on settlement of debt	(733,414)
Other gains (losses)	2,685,000	—
Total other income	1,339,319	5,054
Loss before income taxes	(9,275,600)	(77,513)
Provision for income taxes (benefit)	(431,244)	1,775
Net loss	(8,844,356)	(79,288)
Less: Accretion of preferred stock	—	24,197
Less: Net loss attributable to noncontrolling interests	(6,387)	—
Net loss attributable to ForceField Energy Inc. stockholders	$(8,837,969)	$(103,485)

Going Concern

 Our unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have generated significant operating losses which have been funded primarily from debt and equity financings. In addition, we are in default of, or past due on, certain payments related to principal and interest due on notes payable, vendor payables and other accrued liabilities. We are addressing our delinquencies on a case-by-case basis; however, we can offer no assurance that the cooperation we have received thus far will continue.

The continuing operations of our Company and the recoverability of the carrying value of assets is dependent upon our ability to obtain necessary financing to fund our working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that new capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on terms acceptable to us. The issuances of additional equity securities by us may result in significant dilution in the equity interests of our current stockholders. Obtaining new debt capital, assuming such debt capital would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected and we may cease operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

Predecessor and Successor Reporting

On April 25, 2014, we acquired 17th Street ALD Management Corp (“ALD”), a leading commercial lighting specialist based in San Diego, California. The transaction was accounted for under the acquisition method of accounting, which requires that the assets purchased and the liabilities assumed all be reported in our financial statements at their fair value, with any excess purchase price over the net assets being reported as goodwill. The application of the acquisition method of accounting represented a change in accounting basis to us. Accordingly, our financial statements and certain note presentations separate our presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of the different basis of accounting between the periods presented. For financial reporting purposes, ALD was deemed to be the predecessor company and we were deemed to be the successor company in accordance with the rules and regulations issued by the SEC. This change in accounting basis is represented in our unaudited consolidated financial statements by a vertical black line which appears between the columns entitled "Predecessor" and "Successor" on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the acquisition may not be comparable.

The predecessor account balances and results of operations are effective through April 30, 2014, as the impact of transactions recorded from April 26, 2014 through April 30, 2014 was not material.

Revenue

Revenue for the three-month successor period ended March 31, 2015 was $2,852,857, an increase of $1,552,082, or 119.3%, as compared to $1,300,775 in the corresponding predecessor period of the prior year. The increase in revenue over the prior year period is primarily attributable to the inclusion of $1,502,065 in revenue from our ESCO subsidiary; which was acquired in October 2014.

Revenue is derived from distribution, sale and installation of LED and conventional lighting products. Our revenue is subject to fluctuation on both a quarterly and annual basis and is impacted by the timing of significant contracts and utility rebate programs. Historically, we have realized a greater percentage of revenue in the latter half of the calendar year. The majority of our revenues are derived from within the United States, and we expect that market to continue to be our principal source of revenue. However, we also generate a portion of our revenue from customers outside of the United States. Substantially all of our revenue is denominated in United States dollars.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix, our ability to reduce installation costs and fluctuations in the cost of purchased products and components.

Gross margin for three-month successor period ended March 31, 2015 was $746,443, or 26.2% of revenue, as compared to gross margin $425,139, or 32.7% of revenue, in the corresponding predecessor period of the prior year. Our gross margin in the current year period reflects the impact of our product mix and downward adjustments to revenue from rebates from utilities. We expect that our gross margin percentages will improve as our sales levels increase and our product mix changes; however, we can offer no assurance.

Selling and Marketing Expenses

Selling and marketing expenses for the three-month successor period ended March 31, 2015 were $167,863, or 5.9% of revenues, as compared to $154,492, or 11.9% of revenues, in the corresponding predecessor period of the prior year. The increase in selling and marketing expenses over the prior year period is largely attributable to the inclusion of ForceField’s current year operating results. These expenses consist primarily of sales commissions, advertising and marketing costs, travel and various other business development expenses. We expect that selling and marketing expenses, as a percentage of revenues, will decrease as revenue levels increase; however, we can offer no assurance.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the three-month successor period ended March 31, 2015 were $1,436,313, or 50.3% of revenues, as compared to $350,448, or 26.9% of revenues, in the corresponding predecessor period of the prior year. The increase in general and administrative expenses over the prior year period is largely attributable to the inclusion of ForceField’s current year operating results. The primary components of our G&A expenses include salaries and benefits, facility and maintenance costs, investor relations activities, public company expenses and various other administrative and office expenses; a substantial portion of which are fixed. We expect to leverage these costs in the future and believe that our G&A expenses, as a percentage of revenue, will decrease in future periods; however, we can offer no assurance.

Professional Fees

Professional fees for the three-month successor period ended March 31, 2015 were $256,858, or 9.0% of revenue, as compared to $245, or 0.0% in the corresponding predecessor period of the prior year. The increase in professional fees over the prior year period is largely attributable to the inclusion ForceField’s current year operating results. The professional fees in the current year period are largely made up of accounting and legal fees incurred in connection with require financial reporting, tax compliance and general corporate matters.

Impairment of Goodwill and Other Long-Lived Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from our acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter.

Goodwill and indefinite-lived assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, we determine fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, we rely on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, our risk relative to the overall market, our size and industry and other risks specific to us. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill and long-lived asset impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause us to perform impairment test prior to scheduled annual impairment tests scheduled in the fourth quarter.

Due to deteriorating business conditions and significant delays associated with new business opportunities, we assessed the acquired goodwill associated with our related business units for impairment as of March 31, 2015. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. Our evaluation of goodwill resulted in a total impairment charge of $9,156,190; all of which was attributed to ESCO.

Interest Expense, net

Interest expense for the three-month successor period ended March 31, 2015 was $612,267 compared to interest income of $5,057 in the corresponding predecessor period of the prior year. The increase in interest expense is attributable to the inclusion of interest incurred on convertible and promissory notes issued by ForceField that were not included in the prior year period as those results pertain solely to ALD as the predecessor entity

Loss on Settlement of Debt

On March 31, 2015, we agreed to exchange 181,818 shares with an equal number of common stock purchase warrants in lieu of cash to satisfy a $1.0 million promissory note payment owed to an investor. The conversion price granted to the investor for the share exchange were in accord with the terms offered under our equity private placement memorandum. The fair value of the common stock was $1,363,635. The stock purchase warrants were accounted for as equity in accordance with ASC 480 by using the Black-Scholes model. We calculated a relative fair value of $369,779 for these stock purchase warrants. The difference between the fair value of the equity and the settled liability totaled $733,414 and was recorded as a loss on settlement of debt.

Other Gains and Losses

We determine the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value re-measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, we reassess our current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss. At March 31, 2015, we recorded of a gain of $2,685,000 due to the reduction in fair value of the contingent consideration recorded in relation to our acquisition of ESCO from $2,685,000 to $0.

Provision for Income Taxes

We recorded an income tax benefit of $431,244 for the three-month successor period ended March 31, 2015, as compared to an income tax provision of $1,775 in the corresponding predecessor period of the prior year.

As of March 31, 2015, we had federal, state and foreign net operating loss carryforwards aggregating to approximately $10.3 million that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2034.

Net Earnings (Loss) Attributable to Stockholders

During the three-month successor period ended March 31, 2015, we incurred a net loss attributable to ForceField stockholders of $8,837,969or $(0.48) per basic and fully diluted share. During the corresponding predecessor period of the prior year, we incurred a net loss attributable to ForceField stockholders of $103,485 or $(0.08) per basic and fully diluted share.

The weighted average number of basic and fully diluted shares outstanding for the three month successor period ended March 31, 2015 was 18,265,723 compared to 1,252,403 basic and fully diluted shares for the corresponding predecessor period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had cash on hand of $1,504,646 compared to $771,206 at December 31, 2014. We believe that we have adequate resources on hand to sustain our operations for the next three to six months. For the three-month period ended March 31, 2015, we realized negative cash flows from our operating activities of $1,894,951. At March 31, 2015, we had a working capital balance of $483,309, compared to a working capital deficit of $690,264 at December 31, 2014. The increase in our working capital balance is largely attributable to the conversion of $1.0 million in principal value, plus accrued interest, on a promissory note payable into 181,812 shares of the Company’s common stock and equal number of stock purchase warrants.

Our ability to continue to meet our obligations in the ordinary course of business is contingent upon our capability of establishing and sustaining profitable operations. It is further contingent upon our ability to raise new capital through debt or equity financing transactions. Proceeds generated from private placements of our common stock and convertible debentures with accredited investors have effectively been the sole source of funding for our operations. During the three-month period ended March 31, 2015, we raised $3,019,510 in new capital gross proceeds through these offerings. In addition to such private offerings to accredited investors, we intend to pursue financing alternatives through institutional and asset-based lenders. However, we can offer no assurance that such financings will be available to us on acceptable terms, if at all, or that such transactions will not be dilutive to our current shareholders. See “Item 1A. – Risk Factors” below for additional information.

Net cash used in operating activities was $1,894,951 for the three-month successor period ended March 31, 2015, as compared to net cash provided by operating activities of $88,408 for three-month predecessor period ended March 31, 2014. The material increase in net cash used is largely attributable to our current year net loss of $8,844,356, as compared to a net loss of $79,288 during the same period for 2014. Additionally, we experienced a significant decrease in our net operating assets and liabilities during the three months ended March 31, 2015 which created a cash use of $640,595, as compared to a cash benefit realized from these same net account balances of $182,363 in the current year period. The decrease was primarily driven by the conversion of billings in excess of costs and estimated earnings into revenue and substantial payments made against accounts payable and other accrued liabilities, offset in part by strong collections of accounts receivable balances.

Net cash used in investing activities for the three-month successor period ended March 31, 2015 was $20,441, as compared to net cash used of $1,673 in the corresponding predecessor period of the prior year. The primary reason for the increase over the prior year period is the divestment of our ORC heat waste recovery business at TPE. We received $50,000 in cash consideration, along with the return of 255,351 shares of our common stock, in exchange for our 50.3% equity interest in TPE. On the date of the transaction, TPE had an aggregate cash balance of $67,054. These balances were included in our Consolidated Balance Sheets at December 31, 2014.

Net cash provided by financing activities was $2,653,175 for the three-month successor period ended March 31, 2015, as compared to no cash provided by or used in financing activities during the corresponding predecessor period in the prior year. During the three months ended March 31, 2015, we received $2,376,310 in net proceeds from the issuance of our common stock in connection with private placement offerings and stock purchase warrant exercises. Additionally, we received gross proceeds of $400,000 from convertible debentures. These were offset in part by the repayment of $100,000 in principal on a convertible debenture and $20,000 in principal on a related party promissory note.

Equity Financings

During the successor period of April 26, 2014 to December 31, 2014, we accepted subscription agreements from investors and issued 540,722 shares of our common stock along with an equal number of stock purchase warrants for gross proceeds of $2,692,500. The cost of these issuances was $220,750. Furthermore, during the period of January 1, 2014 to April 25, 2014, we accepted subscription agreements from investors and issued 167,778 shares of our common stock along with an equal number of stock purchase warrants for gross proceeds totaling $825,000. The cost of these issuances was $82,500.

During the three-month period ended March 31, 2015, we accepted subscription agreements from investors and issued 298,543 shares of our common stock along with an equal number of stock purchase warrants for gross proceeds totaling $2,619,500. The cost of these issuances was $243,200.

We have not received any investment proceeds from new equity issuances since April 15, 2015.

Debt Financings

During the year ended December 31, 2014, we privately placed a series of unsecured, convertible debentures with accredited investors for gross proceeds of $900,000 (of which $300,000 was raised during the predecessor period of January 1 through April 25, 2014). The debentures carry interest rates ranging between 7% and 9% per annum, payable semiannually in cash, for a three-year terms with fixed conversion prices ranging from $5.00 to $7.00 per share if converted within the first year of issuance or fixed conversion prices ranging from $6.00 to $9.00 if converted during the second or third year following issuance.

On April 25, 2014, we issued a series of promissory notes aggregating in $1,000,000 principal to the former stockholders of ALD in connection with the acquisition. The promissory notes carry an interest rate of 5% per annum, payable at maturity, for a one year term and are secured by the assets of ALD.

On October 13, 2014, we received $1,000,000 in loan proceeds from an accredited investor pursuant to the terms of a secured promissory note. The promissory note was due and payable in full by us on December 5, 2014. As consideration for loaning these proceeds to us, the investor was entitled to receive a $40,000 interest payment along with the principal at maturity. This loan was secured by 1,000,000 shares of our common stock owned by our former executive chairman. On December 26, 2014, we repaid all principal and accrued interest amounts associated with this promissory note.

On October 17, 2014, we issued two secured promissory notes to the former stockholder of ESCO in connection with the acquisition. The first note totaled $2,075,000, bears interest at 6.02% per annum and is due in April 17, 2016. The note is collateralized by 687,500 restricted shares of our common stock which under no circumstances can become free trading prior to its maturity date. The second note totaled $1,075,000 and was due on November 16, 2014 along with an interest payment of $45,000. At December 31, 2014, all but $255,355 of the principal balance was repaid. The note is collateralized by all of the assets of ESCO. On April 3, 2015, we entered into a note amendment and security interest termination agreement with the stockholder to amend and extend the original terms.

On October 31, 2014, we issued an unsecured, convertible debenture for $610,000 to an accredited investor. The debenture carries an interest rate of 9% per annum for a seventeen-month term with a fixed conversion price of $5.50 per share. The principal and interest are payable in twelve equal installments commencing April 30, 2015. The investor received 15,000 shares of our common stock valued at $95,100 as consideration for entering into the debenture agreement.

On December 21, 2014, we received $1,000,000 in loan proceeds from an accredited investor pursuant to the terms of a secured promissory note. The promissory note was due and payable in full by us on March 5, 2015 and is secured by 1,000,000 shares of our common stock owned by our former executive chairman. As consideration for loaning these proceeds to us, the investor was entitled to receive a $50,000 interest payment along with the principal at maturity. On March 5, 2015, we paid $50,000 to the noteholder to settle the interest due on the note. On March 31, 2015, we issued 181,818 shares of our common stock along with an equal number of common stock purchase warrants in lieu of cash to satisfy the $1,000,000 principal payment owed to the noteholder.

On January 12, 2015, we issued an unsecured, convertible debenture for $400,000 to an accredited investor. The cost of this issuance was $28,000. The debenture carries an interest rate of 9% per annum, payable semiannually in cash, for an eighteen-month term with a fixed conversion price of $5.50 per share. The investor received 5,000 shares of our common stock valued at $32,150 as consideration for entering into the debenture agreement.

We have not received any additional proceeds from new debt issuances since April 15, 2015.

Events of Default

Pursuant to a letter dated April 24, 2015, legal counsel to the former ALD stockholders (the “ALD Sellers”) informed us that the failure to pay all principal and accrued interest on certain promissory notes by April 27, 2015 (the “Maturity Date”), would result in the declaration of default under the terms of the promissory notes and related agreements, and that absent full payment of the promissory notes by the Maturity Date, the ALD Sellers would commence collection proceedings and seek to enforce all of the ALD Sellers’ contractual, legal and equitable rights under the promissory notes and related agreements. The promissory notes accrued interest at the rate of 5% per annum and the principal amount and all interest. The $1,050,000 due under the promissory notes was not paid on the Maturity Date. These notes are guaranteed by us and secured by substantially all of the assets of ALD.

On April 30, 2015, we were required to pay $50,833 in principal, along with accrued interest of approximately $28,000, per the terms of a convertible note. We failed to make this payment. On May 13, 2015, we received a letter from the noteholder’s counsel alleging certain breaches and declaring the note to be in default. The interest rate on the convertible note increased from 9.0% to 22.0% per annum as a result of the default. The noteholder has made a demand for payment and is seeking to enforce all of its contractual, legal and equitable rights under the convertible note and related agreements. The original principal balance on the convertible note is $610,000 and remains outstanding. The note is unsecured.

Furthermore, we are in default for failure to pay interest on four additional convertible notes with an aggregate principal balance of $700,000. The interest rate on these notes ranges between 7% and 9% per annum, and does not increase in the event of a default. These notes are unsecured.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2014. See “Note 2 – Summary of Significant Accounting Policies” to our Unaudited Consolidated Financial Statements for recent accounting pronouncements.

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, there were no off balance sheet arrangements.

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

TransPacific Energy Litigation

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

On March 5, 2015, the parties entered into a written settlement agreement that resolved all claims and counterclaims asserted in the Lawsuit and the Arbitration. Pursuant to the Agreement, both the Lawsuit and the Arbitration have each been dismissed with prejudice.

Class Action and Derivative Action

On April 17, 2015 a lawsuit (the “Class Action”) against the Company and its officers, Messrs. St-Julien who as indicated above, resigned as chairman and from all other positions he held with the Company), Natan and Williams (Mr. Natan and Mr. Williams are collectively referred to as the “Individual Defendants”), and certain other third parties, was filed in the United States District Court, Southern District of New York.

The Class Action, filed by one individual that had purchased 650 shares, appears to seek class status on behalf of all persons who purchased the Company’s securities between September 16, 2013 and April 15, 2015 (the “Period”) and alleges violations by the Company and the other persons named therein of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Class Action seeks an unspecified amount of damages.

On May 15, 2015, a lawsuit (the “Derivative Action”) Civil Action No. CV-15-2782 against the Company’s officers, directors and former director Messrs. St-Julien, Natan, Williams, Kebir Ratnani, Adrian Auman, and David Vanderhorst was filed by Neil J. Brown, derivatively and on behalf of ForceField Energy, Inc. in the United States District Court, for the Eastern District of New York. The Derivative Action seeks unspecified damages against these individuals for breaches of their fiduciary duties and unjust enrichment.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Class Action are without merit against the Company and the Individual Defendants, and the Individual Defendants and the Company intend to defend themselves vigorously against all allegations set forth in the Class Action.

ITEM 1A.  RISK FACTORS

The following risk factors update the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015 (the “Annual Report”). Except as set forth below, there have been no material changes to the risks described in the Annual Report.

Our common stock is no longer listed on The Nasdaq Capital Market and quotations for our common stock may not be readily available as it is currently quoted on The OTC Market Group’s “Grey Market.”

Since May 11, 2015, our common stock has been quoted on The OTC Market Group’s “Grey Market”. Because our common stock is no longer listed on The Nasdaq Capital Market, it is difficult to obtain price quotes for our common stock. Price quotes for our common stock may be available through FINRA’s OTC Reporting Facility as an “other over-the-counter” security. Until such time, if ever, as our common stock is taken off the OTC Market Group’s “Grey Market”, it will be difficult for investors to obtain readily available price quotes for our common stock. This in turn will adversely affect the liquidity, trading market and price of our common stock and our ability to raise new capital.

Our common stock may be subject to very limited liquidity.

Our common stock will remain on the OTC Market Group’s “Grey Market” for the foreseeable future which may adversely affect liquidity and the market price of our common stock. Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on a national securities exchange such as the Nasdaq Market, which would likely have a material adverse effect on the liquidity of our common stock. There may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, the trading of our common stock on over-the-counter markets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade over-the-counter are no longer eligible for margin loans, and a company trading over-the-counter cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including those pursuant to employee option plans, stock purchase plans and private or public offerings of securities. There may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity of our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

We are in default in payment of approximately $1.05 million due under promissory notes issued to the ALD Sellers in connection with the acquisition of ALD and there is no assurance or certainty of resolution.

In connection with the acquisition of ALD, we issued to the ALD Sellers approximately $1 million aggregate principal amount of promissory notes. The principal amount and accrued interest on the notes, were due and payable on April 27, 2015 (a total of approximately $1.05 million). The Company failed to make the payment when due. The Company’s obligations to the ALD Sellers under the notes are secured by substantially all of the assets of ALD. Pursuant to a letter dated April 24, 2015, the Company received a notice of default from the ALD Sellers’ representative demanding payment and providing notice that they intended to exercise any and all remedies available to them under the notes. If we are not able to secure a resolution to the default, under the terms of the notes, the ALD Sellers are entitled to, among other things, take possession of the ALD assets securing the notes. The loss of the ALD assets would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. Since all of our assets are subject to liquidation by the creditors, liquidation could result in no assets being left for the shareholders after the creditors receive their required payment. As such, any failure to secure a resolution or an acceleration of our indebtedness will restrict our ability to operate as a going concern.

If a court were to find in favor of the claimants in any of the class or derivative actions, or if such actions continue for an extended period of time, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to various litigation matters relating to our common stock. Plaintiffs in certain of these actions raise allegations of violations of the federal securities laws and breaches of fiduciary duty, among other claims. Should a court find in favor of the plaintiffs on such claims in any of the current litigation matters, the Company may be required to pay substantial damages to the plaintiffs. Moreover, if the various lawsuits continue for an extended period of time, we may be required to pay substantial legal fees and related costs. Were either or both of such things to happen, to the extent the Company does not have sufficient cash to satisfy such obligations, the Company would need to sell assets, issue additional equity securities or take steps to restructure its balance sheet and capital structure. As part of this process, a filing under Chapter 11 could become necessary, if the Company is unable to sell assets or issue equity securities on commercially reasonable terms, or at all. Accordingly, given the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

If we are not able to improve our current cash position and improve our liquidity by raising additional capital or generating sufficient revenue to pay our debt obligations and fund our operating expenses, we may become insolvent and be unable to continue our business.

If we are unable to raise sufficient funds from additional borrowing or capital raising or generate sufficient revenues to meet our debt obligations and fund our operating expenses, we may be unable to pay our suppliers and vendors and otherwise be unable to fund our operations leaving us unable to continue our business as a going concern and may cause us to be insolvent and force us to seek protection from creditors. These matters raise substantial doubt about our ability to continue as a going concern.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, we accepted subscription agreements from investors and correspondingly sold 298,543 shares of our common stock pursuant to our current private placement offering, and received $1,604,500 in gross proceeds. The proceeds, net of commissions, were $1,462,800. In connection with the private placement, we issued warrants to purchase 298,543 shares of our common stock at an average exercise price of $5.37 per share for a term of one year.

Additionally, during the three months ended March 31, 2015, we sold 225,500 shares of our common stock pursuant to the exercise of stock purchase warrants, and received $1,015,000 in gross proceeds. The proceeds, net of commissions, were $913,500.

Lastly, during the three months ended March 31, 2015, we sold one unsecured, convertible debenture in the amount of $400,000. The debenture carries an interest rate of 9.0% per annum, payable semiannually in cash, for an eighteen-month term with a fixed conversion price of $5.50 per share. The proceeds, net of commissions, were $372,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCEFIELD ENERGY INC.

June 18, 2015	By:	/s/ David Natan
David Natan
Chief Executive Officer

June 18, 2015	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer