Form 10-Q
period 2015-06-30
ForceField Energy Inc.
filed 2015-08-19
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

There were 17,828,189 shares of the registrant’s common stock outstanding as of August 19, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets (Successor) as of June 30, 2015 (Unaudited) and December 31, 2014

F-2
Interim Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2015, the Period from April 26 through June 30, 2014 (Successor), the Period from April 1 through April 25, 2014, and the Period from January 1, 2014 through April 25, 2014 (Predecessor)

F-4
Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015, the Period from April 26 through June 30, 2014 (Successor) and the Period from January 1, 2014 through April 25, 2014 (Predecessor)

F-5	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets (Successor)
(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$724,208	$598,281
Accounts receivable, net	1,445,550	1,925,846
Other receivables	900,000	—
Costs and estimated earnings in excess of billings on uncompleted contracts	53,424	126,575
Inventory, net	222,920	383,033
Prepaid expenses and other current assets	257,672	449,606
Current assets held for sale	—	3,378,442
Total current assets	3,603,774	6,861,783
Accounts receivable, net — noncurrent	14,522	33,093
Property and equipment, net	18,510	30,203
Goodwill	3,729,939	3,729,939
Intangible assets, net	1,961,414	3,511,553
Other assets	25,800	180,721
Noncurrent assets held for sale	—	13,266,728
Total assets	$9,353,959	$27,614,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$360,735	$852,809
Accrued liabilities	763,423	914,916
Billings in excess of costs and estimated earnings on uncompleted contracts	—	208,712
Convertible debentures, net — current	3,260,000	50,000
Loans payable — current	130,000	130,000
Senior secured promissory notes, net — current	1,000,000	1,988,003
Income taxes payable	4,659	24,903
Current liabilities of discontinued operations	—	3,382,704
Total current liabilities	5,518,817	7,552,047
Convertible debentures, net of loan discounts	508,863	2,949,666
Deferred tax liabilities, net — noncurrent	554,000	811,248
Contingent purchase consideration	641,000	641,000
Other noncurrent liabilities	67,712	67,712
Noncurrent liabilities of discontinued operations	—	6,262,463
Total liabilities	7,290,392	18,284,136

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; 20,000,182 and 19,200,005 shares issued and 17,828,189 and 17,737,908 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	20,000	19,200
Common stock held in treasury, at cost, 2,171,993 and 1,462,097 shares held at June 30, 2015 and December 31, 2014	(1,967,241)	(1,166,071)
Additional paid-in capital	31,821,548	27,132,299
Accumulated deficit	(27,821,906)	(16,767,876)
Accumulated other comprehensive income	11,166	12,573
Total ForceField Energy Inc. stockholders' equity	2,063,567	9,230,125
Noncontrolling interests	—	99,759
Total equity	2,063,567	9,329,884
Total liabilities and equity	$9,353,959	$27,614,020

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor		Predecessor
	Three Months Ended June 30,	Period from April 26 through June 30,	Period from April 1 through April 25,
	2015	2014	2014

Sales	$1,210,644	$1,291,973	$310,438
Cost of goods sold	1,011,883	934,296	263,191
Gross margin	198,761	357,677	47,247
Operating expenses:
Depreciation and amortization	47,917	46,155	813
Selling and marketing	110,369	120,101	38,656
General and administrative	693,818	647,545	135,222
Professional fees	406,224	313,232	37,072
Impairment of goodwill and other intangible assets	377,000	—	—
Total operating expenses	1,635,328	1,127,033	211,763
Loss from continuing operations before other income (expense) and income taxes	(1,436,567)	(769,356)	(164,516)
Other income (expense):
Interest income (expense), net	(479,776)	(61,375)	513
Total other income (expense)	(479,776)	(61,375)	513
Loss from continuing operations before income taxes	(1,916,343)	(830,731)	(164,003)
Provision for income taxes	1,850	—	325
Net loss from continuing operations	(1,918,193)	(830,731)	(164,328)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(1,358,298)	—	—
Gain on sale of discontinued operations, net of taxes	1,060,430	—	—
Total discontinued operations	(297,868)	—	—
Net loss	(2,216,061)	(830,731)	(164,328)
Less: Accretion of preferred stock	—	—	6,857
Less: Net loss attributable to noncontrolling interests	—	(16,619)	—
Net loss attributable to ForceField Energy Inc. stockholders	$(2,216,061)	$(814,112)	$(171,185)

Basic and diluted loss per share
Continuing operations	$(0.10)	$(0.05)	$(0.13)
Discontinued operations	$(0.02)	$—	$—
Net loss attributable to ForceField Energy Inc. common stockholders	$(0.12)	$(0.05)	$(0.14)

Weighted-average number of common shares outstanding:
Basic and diluted	18,277,382	16,071,282	1,252,403

Comprehensive loss:
Net loss	$(1,918,193)	$(830,731)	$(164,328)
Foreign currency translation adjustment	(2,710)	(7,850)	—
Comprehensive income (loss)	(1,920,903)	(838,581)	(164,328)
Comprehensive income (loss) attributable to noncontrolling interests	—	(16,916)	—
Comprehensive income (loss) attributable to ForceField Energy Inc. stockholders	$(1,920,903)	$(821,665)	$(164,328)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30,	Period from April 26 through June 30,	Period from January 1 through April 25,
	2015	2014	2014

Sales	$2,561,436	$1,291,973	$1,611,213
Cost of goods sold	1,865,708	934,296	1,138,827
Gross margin	695,728	357,677	472,386
Operating expenses:
Depreciation and amortization	143,950	46,155	3,334
Selling and marketing	271,476	120,101	193,148
General and administrative	1,605,414	647,545	485,670
Professional fees	649,464	313,232	37,317
Impairment of goodwill and other intangible assets	377,000	—	—
Total operating expenses	3,047,304	1,127,033	719,469
Loss from continuing operations before other income (expense) and income taxes	(2,351,576)	(769,356)	(247,083)
Other income (expense):
Interest income (expense), net	(1,091,413)	(61,375)	5,567
Loss on settlement of debt	(733,414)	—	—
Total other income (expense)	(1,824,827)	(61,375)	5,567
Loss from continuing operations before income taxes	(4,176,403)	(830,731)	(241,516)
Provision for income taxes (benefit)	(20,194)	—	2,100
Net loss from continuing operations	(4,156,209)	(830,731)	(243,616)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(7,964,638)	—	—
Gain on sale of discontinued operations, net of taxes	1,060,430	—	—
Total discontinued operations	(6,904,208)	—	—
Net loss	(11,060,417)	(830,731)	(243,616)
Less: Accretion of preferred stock	-	—	31,054
Less: Net loss attributable to noncontrolling interests	(6,387)	(16,619)	—
Net loss attributable to ForceField Energy Inc. stockholders	$(11,054,030)	$(814,112)	$(274,670)

Basic and diluted loss per share
Continuing operations	$(0.23)	$(0.05)	$(0.19)
Discontinued operations	$(0.38)	$—	$—
Net loss attributable to ForceField Energy Inc. common stockholders	$(0.61)	$(0.05)	$(0.22)

Weighted-average number of common shares outstanding:
Basic and diluted	18,102,909	16,174,496	1,252,403

Comprehensive loss:
Net loss	$(4,156,209)	$(830,731)	$(243,616)
Foreign currency translation adjustment	(1,407)	(7,850)	-
Comprehensive loss	(4,157,616)	(838,581)	(243,616)
Comprehensive loss attributable to noncontrolling interests	(6,387)	(16,916)	-
Comprehensive loss attributable to ForceField Energy Inc. stockholders	$(4,151,229)	$(821,665)	$(243,616)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30,	Period from April 26 through June 30,	Period from January 1 through April 25,
	2015	2014	2014
Cash flows from operating activities of continuing operations:
Net loss	$(11,060,417)	$(830,731)	$(243,616)
Net loss from discontinued operation	6,904,208	—	—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	143,950	46,155	3,334
Amortization of debt discount	557,501	17,838	—
Amortization of deferred financing costs	132,583	—	—
Provision for (recovery of) doubtful accounts	(12,469)	6,430	(32,967)
Common stock issued for financing costs	116,659	—	—
Common stock issued in exchange for fees and services	12,880	10,680	—
Deferred taxes	(7,006)	—	—
Impairment of goodwill and intangible assets	377,000	—	—
Loss on settlement of debt	733,414	—	—
Changes in operating assets and liabilities:
Accounts receivable	511,513	(114,815)	1,275,004
Costs and earnings in excess of billings	73,151	(88,184)	—
Inventory	161,867	(354,994)	9,307
Prepaid expenses and other current assets	(87,424)	105,914	(42,637)
Other assets	(27,658)	5,921	—
Accounts payable	(475,787)	520,623	(487,915)
Accrued liabilities	(87,239)	(297,536)	(120,270)
Billings in excess of costs and earnings	(22,886)	—	—
Income taxes payable and other noncurrent liabilities	(19,444)	4,097	(5,571)
Net cash provided by (used in) operating activities -- continuing operations	(2,075,604)	(968,602)	354,669
Net cash used in operating activities -- discontinued operations	(769,738)	—	—
Net cash provided by (used in) operating activities	(2,845,342)	(968,602)	354,669

Cash flows from investing activities:
Cash consideration for acquisition of business	—	(2,359,313)	—
Cash forfeited in divestment of business	(67,053)	(838)	—
Cash received in divestment of business	50,000	—	—
Purchase of fixed assets	5,724	—	(2,768)
Net cash used in financing activities -- continuing operations	(11,329)	(2,360,151)	(2,768)
Net cash used in financing activities -- discontinued operations	(145,618)	—	—
Net cash used in financing activities	(156,947)	(2,360,151)	(2,768)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,755,311	135,000	—
Proceeds from exercise of common stock purchase warrants, net of issuance costs	936,000	—	—
Proceeds from issuance of convertible debentures	400,000	—	—
Proceeds from loans payable	—	75,000	—
Dividend and redemption payments on preferred stock	—	—	(283,000)
Repayments of senior, secured promissory notes	(100,000)	—	—
Net cash provided by financing activities -- continuing operations	2,991,311	210,000	(283,000)
Net cash used in financing activities -- discontinued operations	(32,569)	—	—
Net cash provided by (used in) financing activities	2,958,742	210,000	(283,000)

Effect of exchange rates on cash and cash equivalents	(3,451)	(1,917)	—
Net increase (decrease) in cash and cash equivalents	(46,998)	(3,120,670)	68,901
Cash and cash equivalents at beginning of period	771,206	3,345,675	339,011
Cash and cash equivalents at end of period	$724,208	$225,005	$407,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$156,670	$14,597	$2,187
Cash paid for income taxes	$61,344	$—	$6,371

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock	$—	$—	$31,054
Common stock issued related to acquisition of business	$—	$1,656,106	$—
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$32,150	$—	$—
Common stock issued to reduce convertible and promissory notes payable	$1,000,000	$—	$—
Common stock issued to reduce accounts payable and other accrued liabilities	$36,000	$—	$—
Contingent purchase consideration	$—	$2,000,000	$—
Debt issued related to acquisition of a business	$—	$1,000,000	$—
Discount for beneficial conversion features on convertible debentures	$67,636	$—	$—
Reallocation of amounts prepaid towards the acquisition of a business to consideration for an intangible asset — licensing rights	$279,500	$—	$—
Working capital adjustment payable related to acquisition of business	$—	$1,329,528	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements (Unaudited)
June 30, 2015
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

On May 1, 2015, the Company closed its offices in Costa Rica and Mexico. The process of winding down all business operations at each of these locations is substantially complete.

Pursuant to a stock purchase agreement dated June 30, 2015, ESCO Energy Services, LLC purchased from the Company all of the issued and outstanding capital stock of ESCO Energy Services Company (“ESCO”). See “Note 5 – Business Divestitures” for additional information.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or for any other future period.

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

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon achieving future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Predecessor and Successor Reporting

On April 25, 2014, the Company acquired 17th Street ALD Management Corp (“ALD”, or, “American Lighting”), a leading commercial lighting specialist based in San Diego, California. The transaction was accounted for under the acquisition method of accounting, which requires that the assets purchased and the liabilities assumed all be reported in the acquirer's financial statements at their fair value, with any excess purchase price over the net assets being reported as goodwill. The application of the acquisition method of accounting represented a change in accounting basis. Accordingly, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of the different basis of accounting between the periods presented.

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

Discontinued Operations

In May 2015, the Company’s board of directors authorized its management to pursue the sale of ESCO. A sale was completed on June 30, 2015. As a result, ESCO’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. See “Note 6 — Discontinued Operations” for additional information.

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

Change in Accounting Policy

In 2014, the Company changed its accounting policy related to revenue recognition from the completed contracts method to the percentage-of-completion method. Under the new policy, revenue is measured by evaluating the percentage of total costs incurred to date against the estimated total costs for each contract.

The impact of the change in accounting policy on the June 30, 2014 financial statements resulted in an increase to sales of $299,032 and an increase to cost of goods sold of $210,848.

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

Revenue from rebates from utilities may be recognized on eligible energy-efficient lighting retrofit projects. These rebates are simultaneously credited against the quoted contract price and assigned to the Company by the customer. The Company is responsible for the application of the rebate, and bears the risk of any loss from the verification and collection of the rebate. Revenue from rebates from utilities totaled $53,366 and $187,177, respectively for the three month and six month periods ended June 30, 2015, compared to $366,392 and $1,077,856, respectively, for the same three and six month periods ended June 30, 2014.

Certain rebates from utility companies are subject to refund rights in the event that specified energy savings are not met. The Company assesses each retrofit project subject to refund rights to determine if the estimated energy savings are likely to be met. As of June 30, 2015 and December 31, 2014, there were no retrofit projects subject to this refund right that were not expected to meet the specified energy savings.

The utility company’s providing the retrofit rebate, at their discretion, can audit the Company's customer installations prior to payment. These audits often result in an adjustment to the rebate, which is netted against revenues. A reserve for adjustments is recorded based upon current period sales and the Company’s historical experience factor in recording such rebate adjustments. During the three and six-month periods ended June 30, 2015, the adjustments to rebates from utilities totaled ($85) and ($5,693), respectively, as compared to ($50,118) and ($62,146), respectively, during the corresponding periods in the prior year. These amounts are netted in the Company’s accounts receivable and revenue.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3
Earnout liability	$—	$—	$641,000

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of June 30, 2015:

2015

Fair value, January 1, 2015	$641,000
Fair value of contingent consideration issued during the period	—
Change in fair value	—
Fair value, June 30, 2015	$641,000

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable, net at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Accounts and contracts receivable	$1,530,367	$2,056,647
Allowance for doubtful accounts	(70,295)	(97,708)
Total accounts receivable, net	1,460,072	1,958,939
Less: Noncurrent portion of accounts receivable, net	14,522	33,093
Current portion of accounts receivable, net	$1,445,550	$1,925,846

Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. During the six-month period ended June 30, 2015, the Company recorded a decrease of $12,469 to its provision for bad debts and recorded nil in write offs. During the six-month period ended June 30, 2014, the Company recorded a decrease of $26,537 to its provision for bad debts and recorded nil in write-offs.

The Company's long-term receivables are considered financing receivables. The difference between the present value and face value of these receivables is recorded as an unamortized discount which is amortized over the term of the payment plan. The Company recorded $4,780 and $6,078, respectively, of interest income from deferred payment plan accounts receivable during the three and six-month periods ended June 30, 2015 and $3,051 and $6,436, respectively, of interest income from deferred payment plan accounts receivable during the three and six-month periods ended June 30, 2014.

Customer concentrations

During the six-month period ended June 30, 2015, the Company had two customers that accounted for 56.0% of accounts receivable and two customers that accounted for 36.7% of sales.

During the successor period of April 26, 2014 through June 30, 2014, the Company had one customer that accounted for 11.6% of accounts receivable and two customers that accounted for 30.7% of sales. During the predecessor period of January 1, 2014 through April 25, 2014, the Company had one customer that accounted for 25.1% of accounts receivable and two customers that accounted for 21.6% of sales.

Geographic information

During the six month period ended June 30, 2015, all of the Company’s sales were generated within the United States with the exception of $89,257 in sales that were produced in Costa Rica. During the same six-month period ended June 30, 2014, all of the Company’s sales were generated within the United States with the exception of $5,141 in sales that were recorded in Costa Rica.

4.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and equipment	$20,802	$(11,778)	$9,024	$18,402	$(7,285)	$11,117
Furniture and fixtures	11,763	(2,277)	9,486	22,295	(3,209)	19,086
Leasehold improvements	457	(457)	—	457	(457)	—
Total	$33,022	$(14,512)	$18,510	$41,154	$(10,951)	$30,203

Property and equipment are stated at cost or at fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The Company recorded depreciation expense of $2,373 and $6,080 during the three and six-month periods ended June 30, 2015 and $3,379 and $5,900, respectively, during the three and six-month periods ended June 30, 2014.

Differences may arise in the amount of depreciation expense reported in the Company's operating results as compared to the corresponding change in accumulated depreciation due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

5.	BUSINESS DIVESTITURES

TransPacific Energy, Inc.

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

The Company analyzed the divestment of its ORC business for discontinued operations reporting consideration. As the divestment did not represent a strategic shift expected to have a major effect on the Company’s operations and financial results, the Company determined that discontinued operations reporting was not applicable.

Additionally, the Company analyzed the results of its ORC business for segment reporting consideration. ASC 280 “Segment Reporting” establishes that an operating segment is considered a reportable segment if: (i) it engages in business activities from which it may recognize revenues and generate expenses, its operating results are regularly reviewed by the Company’s chief operating decision maker, and discrete financial information is available; and (ii) it exceeds certain quantitative thresholds. At the time of the divestment, the Company’s ORC business did not exceed any of the prescribed quantitative thresholds. As such, the Company determined that segment reporting was not applicable. As a result of the transaction, the Company’s operations are now comprised of only one reportable segment for financial reporting purposes. The operating results of the Company’s ORC business for the six-month periods ended June 30, 2015 and 2014 are summarized below:
	Successor
	Six Months Ended June 30,	Period from April 26 through June 30,
	2015	2014
Sales	$-	$-
Cost of goods sold	-	-
Gross margin	-	-
Operating expenses:
Depreciation and amortization	17,589	17,589
Selling and marketing	752	-
General and administrative	(2,816)	11,885
Professional fees	4,340	3,998
Total operating expenses	19,865	33,472
Loss from continuing operations before other income (expense) and income taxes	(19,865)	(33,472)
Other income (expense)
Interest income (expense), net	8	31
Total other income (expense)	8	31
Loss from continuing operations before income taxes	(19,857)	(33,441)
Provision for income taxes (benefit)	(7,006)	-
Net loss from continuing operations	(12,851)	(33,441)
Discontinued operations, net of income taxes	-	-
Net loss from continuing operations	(12,851)	(33,441)
Less: Accretion of preferred stock	-	-
Less: Net loss attributable to noncontrolling interests	-	(16,619)
Net loss attributable to ForceField Energy Inc. stockholders	$(12,851)	$(16,822)

No results of operations for the Company’s ORC segment were reported in the period January 1 through April 25, 2014 as those results pertain solely to ALD as the predecessor entity.

ESCO Energy Services Company

Pursuant to a stock purchase agreement dated as of June 30, 2015 (the “Agreement”) by and among the Company, ESCO Energy Services, LLC (the “Buyer”), Mitchell Barack and ESCO Energy Services Company (“ESCO”), the Company’s wholly owned subsidiary, the Buyer purchased from the Company all of the issued and outstanding capital stock of ESCO. Mr. Barack is sole owner of all of the issued and outstanding member interests of the Buyer. Prior to the Agreement, Mr. Barack served as a director and the chief executive officer of ESCO.

In connection with the Buyer’s acquisition of ESCO from the Company, the following occurred:

●	Mr. Barack paid $900,000 in cash to the Company, which was received on July 2, 2015 (this amount was recorded to “Other Receivables” on the Company’s Consolidated Balance Sheets as of June 30, 2015);
●
Mr. Barack and certain employees of ESCO returned to the Company 366,845 and 87,700 shares of restricted common stock of the Company, respectively, which shares were issued to such persons by the Registrant pursuant to the October 17, 2014 stock purchase agreement (these shares valued at their fair market value $31,818, or $0.07 per share, and recorded to “Common Stock Held in Treasury, at Cost” on the Company’s Consolidated Balance Sheets as of June 30, 2015);

●
Mr. Barack cancelled two promissory notes in the aggregate principal amount of $2,230,355 issued to him by the Company in connection with the October 17, 2014 stock purchase agreement. Additionally, Mr. Barack and certain employees of ESCO returned 8,216 and 9,200 shares, respectively, that had been issued to them by the Company post-acquisition, in return for extending the post-closing due dates on the two promissory notes;

●	Mr. Barack returned to the Company 687,500 shares of restricted common stock of the Company, which secured the Company’s obligations under one of the two notes;
●	Certain ESCO employees cancelled $750,000 in unpaid purchase consideration obligations due from the Company relating to October 17, 2014 stock purchase agreement; and
●	The Company cancelled a $1,250,000 intercompany loan due from ESCO.

As a result of the divestment, the Company realized a net gain of $1,060,430. ESCO’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented (see “Note 6 – Discontinued Operations” for additional information).

6.	DISCONTINUED OPERATIONS

In May 2015, the Company’s board of directors authorized its management to pursue the sale of its ESCO subsidiary. A sale was effectively completed on June 30, 2015 (see “Note 5 – Business Divestments” for additional information).

ASC 205-20 “Discontinued Operations” establishes that the disposal of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, ESCO’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations held for sale” as of December 31, 2014. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of  Operations and Comprehensive Loss for the three and six-month periods ended June 30, 2015 are summarized below:

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015

Sales	$373,605	$1,875,670
Cost of goods sold	1,023,418	2,276,007
Gross margin	(649,813)	(400,337)
Operating expenses:
Depreciation and amortization	126,438	374,543
Selling and marketing	6,688	13,444
General and administrative	530,837	1,055,554
Professional fees	44,293	57,911
Impairment of goodwill and other intangible assets	-	9,156,190
Total operating expenses	708,256	10,657,642
Loss from operations before other income (expense) and income taxes	(1,358,069)	(11,057,979)
Other income (expense)
Interest income (expense), net	(229)	(859)
Other gains (losses)	-	2,685,000
Total other income (expense)	(229)	2,684,141
Loss from continuing operations before income taxes	(1,358,298)	(8,373,838)
Provision for income taxes (benefit)	-	(409,200)
Loss from discontinued operations, net of income taxes as presented in the Consolidated Statements of Operations	$(1,358,298)	$(7,964,638)

At March 31, 2015, as a result of deteriorating business conditions and significant delays associated with new business opportunities, the Company performed the impairment test as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $6,993,784.

Additionally, at March 31, 2015, the Company performed an interim impairment test for long-lived assets and determined that the carrying amount of certain intangible assets were not recoverable as its undiscounted cash flows were less than its carrying amount. The Company further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. The Company used the discounted cash flow method under the income approach to determine the fair value of the asset group. The impairment amount was determined by allocating the shortfall of fair value as compared to the carrying amount to each long-lived asset in the asset group on a pro rata basis using the relative carrying amount of the assets, except the carrying amount of each asset cannot be reduced below its fair value. To determine the fair value of each long-lived asset, the Company used the relief from royalty method for its trade names and estimated the fair value for its customer relationships using the multi-period excess earnings method. As a result, the Company recorded impairment charges totaling $2,162,406 for these intangible assets.

No results of operations for ESCO were reported in the period from April 26 through June 30, 2014 as ESCO was acquired on October 17, 2014 or in the period from January 1 through April 25, 2014 as those results pertain solely to ALD as the predecessor entity.

The following table presents the reconciliation of carrying amounts of major classes of assets and liabilities of ESCO classified as held for sale in the consolidated balance sheets at December 31, 2014:

Successor
December 31,
2014
Carrying amounts of major classes of assets included as part of discontinued operations
Current assets:
Cash and cash equivalents	$172,925
Accounts receivable, net	2,593,743
Costs and earnings in excess of billings	525,432
Inventory, net	48,552
Prepaid expenses and other current assets	37,790
Total current assets included in the disposal group classified as held for sale	3,378,442
Property and equipment, net	137,628
Goodwill	8,658,492
Intangible assets, net	4,465,427
Other assets	5,181
Total noncurrent assets included in the disposal group classified as held for sale	13,266,728
Total assets of the disposal group classified as held for sale in the Consolidated Balance Sheets	$16,645,170

Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable	$1,164,889
Accrued liabilities	602,342
Billings in excess of costs and earnings	836,975
Loans payable -- current	12,644
Senior secured promissory notes, net — current	255,355
Related party payables	507,500
Income taxes payable	2,999
Total current liabilities included in the disposal group classified as held for sale	3,382,704
Loans payable	10,384
Senior secured promissory notes, net of loan discounts	1,998,479
Deferred tax liabilities, net -- noncurrent	1,143,600
Contingent purchase consideration	2,685,000
Other noncurrent liabilities	425,000
Total noncurrent liabilities included in the disposal group classified as held for sale	6,262,463
Total liabilities of the disposal group classified as held for sale in the Consolidated Balance Sheets	9,645,167

Net assets held for sale	$7,000,003

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

The second note totaled $1,075,000 and was due on November 16, 2014 along with an interest payment of $45,000. The note is collateralized by all of the assets of ESCO. On April 3, 2015, the Company entered into a note amendment and security interest termination agreement with the stockholder to amend and extend the original terms. At that time, all but $155,355 of the principal balance was repaid.

Pursuant to the stock purchase agreement, dated as of June 30, 2015, by and among the Company, ESCO Energy Services, LLC, Mitchell Barack and ESCO, the Company’s wholly owned subsidiary, Mr. Barack cancelled the two promissory notes, plus all accrued interest, in the aggregate principal amount of $2,230,355 issued to him by the Company.

7.	GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the six-month period ended June 30, 2015:
2015

Balance, January 1, 2015	$3,729,939
Impairment charge	—
Balance, June 30, 2015	$3,729,939

 The following table sets forth the components of the Company’s intangible assets at June 30, 2015:

	Amortization Period (Years)	Cost	Accumulated Amortization and Impairment Charges	Net Book Value
Intangible assets subject to amortization:
Distribution and license rights	5.0	1,234,500	(820,031)	414,469
Production backlog	0.5	108,000	(108,000)	—
Non-compete agreements	3.0	265,000	(103,055)	161,945
Subtotal		1,607,500	(1,031,086)	576,414
Intangible assets not subject to amortization:
Trade names	—	1,385,000	—	1,385,000
Total		$2,992,500	$(1,031,086)	$1,961,414

The Company recorded amortization expense for intangible assets subject to amortization of $45,544 and $137,870, respectively, during the three and six-month periods ended June 30, 2015.

On March 5, 2015, the Company and Noveda agreed to amend the terms of a license agreement entered into on December 1, 2014 which granted the Company exclusive rights over a five year period to sell, market and distribute Noveda’s technology on LED applications in North America. During 2014, the Company made payments to Noveda of $142,500 in cash and 25,000 shares of restricted common stock valued at $137,000 under the provisions of a non-binding letter of intent entered into by the Company to acquire Noveda. During 2015, by mutual agreement, the acquisition discussions were discontinued, and $279,500 in consideration described above, was applied as payment towards, and in full satisfaction of, the remaining fees payable to Noveda under the terms of the license agreement.

At June 30, 2015, the Company performed an interim impairment test for long-lived assets and determined that the carrying amount of its exclusive distribution rights with Shanghai Lightsky Optoelectronics Technology Co., Ltd. was not recoverable as its undiscounted cash flows were less than its carrying amount. The Company further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. As a result, the Company recorded an impairment charge totaling $377,000.

The following table sets forth the components of the Company’s intangible assets at December 31, 2014:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible assets subject to amortization:
Distribution and license rights	5.0	955,000	(366,916)	588,084
Production backlog	0.5	108,000	(108,000)	—
Non-compete agreements	3.0	265,000	(58,889)	206,111
Technology	15.0	1,583,000	(250,642)	1,332,358
Subtotal		2,911,000	(784,447)	2,126,553
Intangible assets not subject to amortization:
Trade names	—	1,385,000	—	1,385,000
Total		$4,296,000	(784,447)	$3,511,553

 The Company recorded amortization expense of $43,589 and nil, respectively, during the three and six-month periods ended June 30, 2014.

8.	DEBT

Convertible Debentures

The following table sets forth the components of the Company’s convertible debentures at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

7% Convertible debentures	$200,000	$200,000
9% Convertible debentures	3,610,000	3,210,000
Loan discounts	(41,137)	(410,334)
Total convertible debentures, net	3,768,863	2,999,666
Less: Current portion of convertible debentures, net	3,260,000	50,000
Noncurrent portion of convertible debentures net	$508,863	$2,949,666

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

All of the convertible debentures were analyzed at the time of their issuance for beneficial conversion features. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and aggregated $624,140. This amount was recorded as a debt discount and is being amortized as interest expense over the terms of the related convertible debentures. The debt discount associated with these beneficial conversion features amounted to $41,137 and $410,334 as of June 30, 2015 and December 31, 2014, respectively. The related amortization expense totaled $33,754 and $96,564, respectively, for the three and six-month periods ended June 30, 2015, as compared to $17,838 for both the three and six-month periods ended June 30, 2014.

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

On July 12, 2015, the Company was required to pay $18,000 in interest per the terms of a $400,000 convertible note dated January 12, 2015. The Company failed to make this payment. On July 27, 2015, the Company received a notice of default. The interest rate on the convertible note increased from 9.0% to 15.0% per annum as a result of the default and the noteholder is entitled to $20,000 in legal fees. The noteholder advised the Company that it reserves any and all rights and remedies to protect its interests under the terms of the convertible note.

The Company is in default for failure to pay interest on twelve additional convertible notes during the current year period with an aggregate principal balance of $2,250,000. The interest rate on these notes ranges between 7% and 9% per annum, and does not increase in the event of a default. The principal amounts on these unsecured notes are presented as current liabilities on the Company’s Consolidated Balance Sheets.

As a result of the defaults noted above, the Company accelerated the amortization of all deferred financing costs and beneficial conversion features associated with these convertible notes. These charges totaled $461,982 and were recorded to interest expense in the Company’s Consolidated Statements of Operations.

At June 30, 2015, the underlying shares of the Company’s common stock related to these convertible debentures totaled 687,208 shares.

Senior, Secured Promissory Notes

The following table sets forth the components of the Company’s promissory notes at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Promissory notes	$1,000,000	$2,000,000
Loan discounts	—	(11,997)
Total promissory notes, net	1,000,000	1,988,003
Less: Current portion of convertible debentures, net	1,000,000	1,988,003
Noncurrent portion of convertible debentures net	$—	$—

On April 25, 2014, the Company issued a series of promissory notes aggregating in $1,000,000 principal to the former stockholders of ALD in connection with its acquisition. The promissory notes carry an interest rate of 5% per annum, payable at maturity, for a one year term and are secured by the assets of ALD. In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $1,000,000 promissory note and its related interest to be $965,019. As a result, the Company recorded a discount against the promissory notes of $34,981. The discount is being amortized using the effective interest method over the life of the notes. For the six-month period ended June 30, 2015, the Company recorded $11,997 in interest expense related to the note discount. No discount balance remained unamortized at June 30, 2015.

On April 24, 2015, the Company was informed by the counsel of the former ALD stockholders that the failure to pay all of the principal and accrued interest on the outstanding promissory notes would result in the declaration of default, and that absent full payment of the notes by the maturity date, the former stockholders would commence collection proceedings and seek to enforce all of their contractual, legal and equitable rights under the note and related agreements. The notes were not repaid at their maturity date and are currently in default. See “Note 11 — Subsequent Events” for additional information.

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

Loans Payable

On September 5, 2014, the Company received $130,000 from a third party in the form of a demand loan bearing interest at a rate of 9% per annum. The entire principal amount, plus accrued interest totaling $9,263, was outstanding at June 30, 2015.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either June 30, 2015 or December 31, 2014.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 20,000,182 shares of common stock issued and 17,828,189 shares of common stock, net of shares held in treasury, outstanding as of June 30, 2015.

Common Stock Held in Treasury at Cost

On March 5, 2015, the Company reacquired 255,351 shares of its common stock in the divestiture of the 50.3% equity investment in TPE. On June 30, 2015, the Company reacquired 454,545 shares of its common stock in the divestiture of ESCO. These shares of common stock are held in treasury by the Company. At June 30, 2015, a total of 2,171,993 shares of the Company’s common stock were held in treasury at a cost of $1,967,241.

Common Stock Issued in Private Placements

During the six-month period ended June 30, 2015, the Company accepted subscription agreements from investors and issued 357,634 shares of its common stock along with an equal number of stock purchase warrants for gross proceeds totaling $1,929,511. The cost of these issuances was $174,200.

Common Stock Issued in Exchange for Services

During the six-month period ended June 30, 2015, the Company issued 5,208 shares of its common stock valued at $36,000 to its three independent directors in accordance with their board compensation agreements and issued another 2,000 shares of its common stock valued at $12,880 for investor relations services.

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

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at June 30, 2015:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, January 1, 2015	796,000	$4.73	0.57
Warrants issued	539,452	$5.45	0.70
Warrants exercised	(230,500)	$—	—
Warrants expired	(90,000)	$—	—
Balance June 30, 2015	1,014,952	$5.23	0.50

All stock warrants are exercisable for a period of one year from the date of issuance. The remaining contractual life of the warrants outstanding as of June 30, 2015 ranges from .03 to .80 years.

During the six-month period ended June 30, 2015, the Company issued 230,500 shares of its common stock for gross proceeds totaling $1,040,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $104,000.

10.	COMMITMENTS AND CONTINGENCIES

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

Class Action and Derivative Actions

On April 17, 2015, a class action lawsuit against the Company and its officers, Messrs. St-Julien (who as indicated below in “Note 11 – Subsequent Events,” resigned as Chairman and from all other positions he held with the Company), Natan and Williams (Mr. Natan and Mr. Williams are collectively referred to as the “Individual Defendants”), and certain other third parties, was filed in the United States District Court, Southern District of New York.

Since the filing of this class action, additional complaints have been filed seeking class status on behalf of all persons who purchased the Company’ s securities between September 16, 2013 and April 15, 2015 (together, the “Class Actions”). The Class Actions allege the Company and the other persons named therein violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Class Actions seek an unspecified amount of damages.

On May 13, 2015, a derivative lawsuit on behalf of the Company was filed in the United States District Court for the Eastern District of New York against the Company’ s officers, directors and former director Messrs. St-Julien, Natan, Williams, Kebir Ratnani, Adrian Auman, and David Vanderhorst (Messrs. Ratnani, Auman and Vanderhorst are collectively referred to as the “ Director Defendants” ). This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties and unjust enrichment.

On May 29, 2015, another derivative lawsuit (together with the prior derivative lawsuit, the “Derivative Actions”) on behalf of the Company was filed in the United States District Court for the Southern District of New York against the Company’ s officers, directors and former director Messrs. St-Julien, Natan, Williams, Ratnani, Auman, and Vanderhorst. This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties, abuse of control, violations of Section 14 of the Securities Exchange Act of 1934, as amended, and unjust enrichment. On or about July 13, 2015, this suit was voluntarily withdrawn and re-filed in the Eastern District of New York.

On June 26, 2015, a motion pursuant to 28 U.S.C. § 1407 was made to the Judicial Panel for Multidistrict Litigation (the “Panel”) by a lead plaintiff movant in the Class Actions to transfer the Class Actions and the Derivative Actions to the United States District Court for the Eastern District of New York and to have all actions coordinated or consolidated before a single judge. The Panel will hear argument on the motion in October 2015.

On July 22, 2015, pursuant to various motions seeking consolidation and appointment of lead plaintiff and lead counsel, the Class Actions were consolidated before the Honorable Naomi Reice Buchwald in the United States District Court for the Southern District of New York, who appointed a lead plaintiff and lead counsel for the putative class.

Although the ultimate outcome of the Class Actions and Derivative Actions cannot be determined with certainty, the Company believes that the allegations stated in the Class Actions and Derivative Actions are without merit against the Company, Individual Defendants and Director Defendants, and the Company, Individual Defendants and Director Defendants intend to defend themselves vigorously against all allegations set forth in the Class Actions and Derivative Actions.

American Lighting Sellers Litigation

Pursuant to the terms of the ALD stock purchase agreement dated as of April 25, 2014, by and among the Company and ALD and the then stockholders of the ALD (collectively, the “Sellers”) and the Sellers’ representative, as amended to date (the “SPA”), the Company acquired all of the issued and outstanding capital stock of ALD Sellers.  On April 24, 2015, the Company failed to pay any portion of the aggregate balance of $1,050,000 then due under the terms of Seller Notes, which resulted in the Sellers’ representative declaring an event of default under each of the notes. On May 11, 2015 the Sellers’ representative pursuant to Article 9 of Uniform Commercial Code, as in effect in the State of Nevada pursuant to Nevada Revised Statutes Sections 104.9101 commenced a process of foreclosing on certain portions of the collateral.

On June 24, 2015, the Sellers’ representative, acting for and on behalf of the Sellers, filed a complaint in the Superior Court of the State of California for the County of San Diego, captioned Jeffrey J. Brown, in his capacity as Seller Representative vs. ForceField Energy, Inc., et al., Case No. 37-2015-00021180-CU-BC-CTL, seeking, among other things, the full payment of all amounts due under the notes and the cost of collection thereof.

On July 21, 2015, the Company entered into an amendment to the SPA with the Sellers’ representative whereby payment, compliance and certain other terms were amended (see “Note 11 – Subsequent Events” for additional information). On August 3, 2015, the complaint was dismissed without prejudice.

Consulting Services

ForceField has entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from five percent (5%) to ten percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval.  The Company has not raised in capital since April 15, 2015.

11.	SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2015:

On July 12, 2015, the Company was required to pay $18,000 in interest per the terms of a $400,000 convertible note dated January 12, 2015. The Company failed to make this payment. On July 27, 2015, the Company received a notice of default. The interest rate on the convertible note increased from 9.0% to 15.0% per annum as a result of the default and the noteholder is entitled to $20,000 in legal fees. The noteholder advised the Company that it reserves any and all rights and remedies to protect its interests under the terms of the convertible note.

On July 21, 2015, the Company and ALD entered into Amendment No. 3 (the “Amendment”) with the sellers representative of ALD (the “Sellers”) related to a past due principal and interest payment of $1,062,688, plus $50,000 in legal fees due to the Sellers and their legal counsel. Under the terms of the Amendment, the Sellers agreed to discontinue its collection and collateral foreclosure efforts against the Company and restructure the maturity dates of the obligation in return for the following payments from the Company:

●	A payment of $650,000 by the Company against the past due loan balance of $1,062,688.
●	A payment of $50,000 by the Company for legal fees incurred by the Sellers.

Going forward, the Company agreed to pay monthly installments of $25,000 against the remaining principal and interest balance of $412,688 due to the Sellers. The outstanding obligation will accrue interest at 5% per annum. Under the Amendment, the Seller, among other terms, retained a security interest in all of the assets of ALD until the remaining obligation is fully satisfied. The above description of the Amendment is a summary description only and is qualified in its entirety. It should be read in connection with the Amendment which is attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: the impact of the Securities & Exchange Commission (the “SEC”) subpoena and investigation, the arrest of our former chairman, and the class action and derivative lawsuits may have on our current and future business and on financing initiatives, general economic, market or business conditions;; an increasingly competitive business environment; changing regulatory conditions or requirements; our ability to generate revenues from LED lighting sales;, obtaining financing for LED installations; the acceptance by the lighting industry to LED technology; raising sufficient working capital to fund operations;; the resolution of matters between the Company and its creditors relating to significant past due principal and interest payments on unsecured convertible debt. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information concerning our business, including other factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW

We are a contractor that distributes and installs light emitting diode (“LED”) and traditional lighting products for both indoor and outdoor commercial applications. We believe that our services offer a significant opportunity for savings through improved energy efficiency and reduced maintenance costs. We generate revenue by selling commercial grade lighting products and our installation services for use in both commercial and municipal markets. The marketing and distribution of such products and services occurs primarily through internal sales resources at our wholly-owned subsidiaries, ForceField Energy USA Inc., which includes the assets of Catalyst LED’s LLC; 17th Street ALD Management Corp (“ALD” of American Lighting; and ESCO Energy Services Company (“ESCO”) which we divested on June 30, 2015 and became a discontinued operation. Our target customers include federal, state and local governments; commercial and industrial facilities; retail locations, educational, hospitality, auto dealerships, and institutional organizations; hospitals and healthcare providers; utility companies; and new construction projects.

 On March 5, 2015, we completed the sale of our 50.3% equity interest in TransPacific Energy, Inc. (“TPE”) back to certain current and former TPE shareholders. As a result of the transaction, our operations are now comprised of only one reportable segment for financial reporting purposes.

On May 1, 2015, we closed our offices in Costa Rica and Mexico. The process of winding down all business operations at each of these locations is substantially complete

Pursuant to a stock purchase agreement dated as of June 30, 2015 (the “Agreement”) by and among us, ESCO Energy Services, LLC (the “Buyer”), Mr. Barack and ESCO; the Buyer purchased from us all of the issued and outstanding capital stock of ESCO. Mr. Barack is sole owner of all of the issued and outstanding member interests of the Buyer. Prior to the Agreement, Mr. Barack served as a director and officer of ESCO. As a result, ESCO’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three-month periods ended June 30, 2015 and 2014:

	Successor		Predecessor
	Three Months Ended June 30,	Period from April 26 through June 30,	Period from April 1 through April 25,
	2015	2014	2014

Sales	$1,210,644	$1,291,973	$310,438
Cost of goods sold	1,011,883	934,296	263,191
Gross margin	198,761	357,677	47,247
Operating expenses:
Depreciation and amortization	47,917	46,155	813
Selling and marketing	110,369	120,101	38,656
General and administrative	693,818	647,545	135,222
Professional fees	406,224	313,232	37,072
Impairment of goodwill and other intangible assets	377,000	—	—
Total operating expenses	1,635,328	1,127,033	211,763
Loss from continuing operations before other income (expense) and income taxes	(1,436,567)	(769,356)	(164,516)
Other income (expense):
Interest income (expense), net	(479,776)	(61,375)	513
Total other income (expense)	(479,776)	(61,375)	513
Loss from continuing operations before income taxes	(1,916,343)	(830,731)	(164,003)
Provision for income taxes (benefit)	1,850	—	325
Net loss from continuing operations	(1,918,193)	(830,731)	(164,328)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(1,358,298)	—	—
Gain on sale of discontinued operations, net of taxes	1,060,430
Total discontinued operations	(297,868)
Net loss from continuing operations	(2,216,061)	(830,731)	(164,328)
Less: Accretion of preferred stock	—	—	6,857
Less: Net loss attributable to noncontrolling interests	—	(16,619)	—
Net loss attributable to ForceField Energy Inc. stockholders	$(2,216,061)	$(814,112)	$(171,185)

The following table sets forth our results of operations for the six-month periods ended June 30, 2015 and 2014:

	Successor		Predecessor
	Six Months Ended June 30,	Period from April 26 through June 30,	Period from January 1 through April 25,
	2015	2014	2014

Sales	$2,561,436	$1,291,973	$1,611,213
Cost of goods sold	1,865,708	934,296	1,138,827
Gross margin	695,728	357,677	472,386
Operating expenses:
Depreciation and amortization	143,950	46,155	3,334
Selling and marketing	271,476	120,101	193,148
General and administrative	1,605,414	647,545	485,670
Professional fees	649,464	313,232	37,317
Impairment of goodwill and other intangible assets	377,000	—	—
Total operating expenses	3,047,304	1,127,033	719,469
Loss from continuing operations before other income (expense) and income taxes	(2,351,576)	(769,356)	(247,083)
Other income (expense):
Interest income (expense), net	(1,091,413)	(61,375)	5,567
Loss on settlement of debt	(733,414)	—	C—
Total other income (expense)	(1,824,827)	(61,375)	5,567
Loss from continuing operations before income taxes	(4,176,403)	(830,731)	(241,516)
Provision for income taxes (benefit)	(20,194)	—	2,100
Net loss from continuing operations	(4,156,209)	(830,731)	(243,616)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(7,964,638)	—	—
Gain on sale of discontinued operations, net of taxes	1,060,430
Total discontinued operations	(6,904,208)
Net loss from continuing operations	(11,060,417)	(830,731)	(243,616)
Less: Accretion of preferred stock	—	—	31,054
Less: Net loss attributable to noncontrolling interests	(6,387)	(16,619)	—
Net loss attributable to ForceField Energy Inc. stockholders	$(11,054,030)	$(814,112)	$(274,670)

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

Revenue

Revenue for the three-month period ended June 30, 2015 was $1,210,644, a decrease of $391,767, or approximately 7.1%, as compared to $1,602,411 in the corresponding three-month period of the prior year. Revenue for the six-month period ended June 30, 2015 was $2,561,436, a decrease of $341,750, or approximately 11.8%, as compared to $2,903,186 in the corresponding six month period of the prior year. The decrease in revenue for both current year periods is attributable to reduced sales levels realized by ALD as compared to the prior year periods.

Revenue is derived from distribution, sale and installation of LED and conventional lighting products. Our revenue is subject to fluctuation on both a quarterly and annual basis and is impacted by the timing of significant contracts and utility rebate programs. Historically, we have realized a greater percentage of revenue in the latter half of the calendar year. Substantially all of our revenues are derived from within the United States, and we expect that market to continue to be our principal source of revenue. However, we also generate a portion of our revenue from customers outside of the United States. Substantially all of our revenue is denominated in United States dollars.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product mix, our ability to reduce installation costs and fluctuations in the cost of purchased products and components.

Gross margin for three-month period ended June 30, 2015 was $198,761, or 16.4% of revenue, as compared to gross margin of $404,924, or 25.3% of revenue, in the corresponding three-month period of the prior year. Gross margin for six-month period ended June 30, 2015 was $695,728 or 27.2% of revenue, as compared to gross margin $830,063, or 28.6% of revenue, in the corresponding six month period of the prior year. The decline in our gross margins during the three and six-months ended June 30, 2015 reflects the impact of our product mix, certain reserves against obsolete inventory and the liquidation of inventory in Costa Rica. We expect that our gross margin percentages will improve as our sales levels increase and our product mix changes; however, we can offer no assurance.

Selling and Marketing Expenses

Selling and marketing expenses for the three-month period ended June 30, 2015 were $110,369, or 9.1% of revenues, as compared to $158,757, or 9.9% of revenues, in the corresponding three month period of the prior year. Selling and marketing expenses for the six-month period ended June 30, 2015 were $271,476, or 10.6% of revenues, as compared to $313,249, or 10.8% of revenues, in the corresponding six-month period of the prior year. The decrease in selling and marketing expenses over the prior year period is largely attributable to the Company’s efforts to reduce advertising and marketing costs, travel and various other business development expenses as a percentage of sale. We expect that selling and marketing expenses, as a percentage of revenues, will continue to decrease; however, we can offer no assurance.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the three-month period ended June 30, 2015 were $693,819, or 57.3% of revenues, as compared to $782,767, or 48.8% of revenues, in the corresponding predecessor period of the prior year. General and administrative expenses (“G&A”) for the six-month period ended June 30, 2015 were $1,605,415, or 62.7% of revenues, as compared to $1,133,215, or 39.0% of revenues, in the corresponding predecessor period of the prior year. The increase in G&A expenses for the current year six-month period is largely attributable to the inclusion of ForceField’s operating results for a full six-months as compared to the inclusion of approximately two months in corresponding period of the prior year.

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

Professional Fees

Professional fees for the three-month period ended June 30, 2015 were $406,225, or 33.6% of revenue, as compared to $350,304, or 21.9%, in the corresponding three-month period of the prior year. Professional fees for the six-month period ended June 30, 2015 were $649,465, or 25.4% of revenue, as compared to $350,549, or 12.1%, in the corresponding six-month period of the prior year. The increase in professional services for both the three and six-month periods ended June 30, 2015 is largely attributable to an increase legal fees which total $381,115, as compared to fees totaling $186,514 in corresponding period of the prior year. The increase in legal fees is directly attributable to the various business divestitures and litigation matters disclosed throughout this Report. The remaining professional fees for the current year period are largely made up of accounting and legal fees incurred in connection with required financial reporting, tax compliance and general corporate matters.

Impairment of Goodwill and Other Intangible Assets

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

At June 30, 2015, we performed an interim impairment test for long-lived assets and determined that the carrying amount of our exclusive distribution rights with Shanghai Lightsky Optoelectronics Technology Co., Ltd. was not recoverable as its undiscounted cash flows were less than its carrying amount. We further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. As a result, we recorded an impairment charge totaling $377,000.

Interest Expense, net

Interest expense for the three-month period ended June 30, 2015 was $479,776, as compared to interest expense of $60,862 in the corresponding period of the prior year. Interest expense for the six-month period ended June 30, 2015 was $1,091,413, as compared to interest expense of $55,808 in the corresponding six-month period of the period of the prior year. The increase in interest expense is partially attributable to the inclusion of ForceField’s operating results for a full six-months as compared to the inclusion of approximately two months in corresponding period of the prior year. Additionally, we recorded non-cash interest charges of $273,073 and $461,982, respectively, in the three and six-month periods ended June 30, 2015 due to the accelerated amortization of certain deferred financing costs and beneficial conversion features associated with convertible notes in default of interest payments.

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

Provision for Income Taxes

We recorded an income tax provision of $1,850 for the three-month period ended June 30, 2015, as compared to an income tax provision of $325 in the corresponding three-month period of the prior year. We recorded an income tax benefit of $20,194 for the six-month period ended June 30, 2015, as compared to an income tax provision of $2,100 in the corresponding predecessor period of the prior year.

As of June 30, 2015, we had federal, state and foreign net operating loss carryforwards aggregating to approximately $10.8 million that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2034.

Gain on Divestment of Business Segment

In May 2015, our board of directors authorized us to pursue the sale of ESCO. A sale was effectively completed on June 30, 2015. Pursuant to the agreement, we received $900,000 in cash proceeds (actually received on July 2, 2015 and therefore recorded in “Other Receivables” on our Consolidated Balance Sheets”), relief from indebtedness and accrued obligations aggregating $3,113,836, and a return of 471,961 shares of our common stock. In addition, we forgave $1,250,000 in intercompany loans made to fund the operations of ESCO. As a result of the divestment, we realized a net gain of $1,060,430.

Net Earnings (Loss)

During the three-month period ended June 30, 2015, we recorded a net loss from continuing operations was $1,918,193, or ($0.10) per basic and diluted share, as compared to a net loss from continuing operations of $995,059, or ($0.06) per basic and diluted share, during the same three-month period ended June 30, 2014. During the three-month period ended June 30, 2015, we incurred a net loss attributable to ForceField stockholders of $2,216,061, or ($0.12) per basic and fully diluted share. During the same three-month period in 2014, we incurred a net loss attributable to ForceField stockholders of $985,297, or ($0.06) per basic and fully diluted share.

During the six-month period ended June 30, 2015, we recorded a net loss from continuing operations was $4,156,209, or ($0.23) per basic and diluted share, as compared to a net loss from continuing operations of $1,074,347, or ($0.07) per basic and diluted share, during the same six-month period ended June 30, 2014. During the six-month period ended June 30, 2015, we incurred a net loss attributable to ForceField stockholders of $11,054,030, or ($0.58) per basic and fully diluted share. During the same six-month period in 2014, we incurred a net loss attributable to ForceField stockholders of $1,088,782, or ($0.07) per basic and fully diluted share.

The weighted average number of basic and fully diluted shares outstanding for the three month period ended June 30, 2015 was 18,277,382, as compared to 16,071,282 basic and fully diluted shares for the corresponding three-month period of the prior year.

The weighted average number of basic and fully diluted shares outstanding for the six month period ended June 30, 2015 was 18,102,909, as compared to 16,071,282 basic and fully diluted shares for the corresponding six-month period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had cash on hand of $724,208, as compared to $598,281 at December 31, 2014. We believe that we have adequate resources on hand to sustain our operations for the next three months. For the six-month period ended June 30, 2015, we realized negative cash flows from our operating activities from continuing operations of $2,075,604. At June 30, 2015, we had a working capital deficit of $1,915,043, as compared to a working capital deficit of $690,264 at December 31, 2014. The increase in our working capital deficit is largely attributable to the reclassification of our convertible debentures in default due to the nonpayment of principal and interest payments from noncurrent to current obligations.

Our ability to continue to meet our obligations in the ordinary course of business is contingent upon our capability of establishing and sustaining profitable operations. It is further contingent upon our ability to raise new capital through debt or equity financing transactions. Proceeds generated from private placements of our common stock and convertible debentures with accredited investors have effectively been the sole source of funding for our operations. During the six-month period ended June 30, 2015, we raised $3,091,311 in new capital proceeds through these offerings, all of which was raised prior to April 15, 2015. We have been unable to raise any capital through either debt or equity financing through private placement since April 15, 2015 due to recent events at the Company described throughout this Report; however, we will continue to attempt to do so. We also intend to pursue financing alternatives through institutional and asset-based lenders. However, we can offer no assurance that such financings will be available to us on acceptable terms, if at all, or that such transactions will not be highly dilutive to our current shareholders. See “Item 1A. – Risk Factors” below for additional information.

Net cash used in operating activities was $2,075,604 for the six-month period ended June 30, 2015, as compared to net cash used in operating activities of $613,933 for the six-month period ended June 30, 2014. The material increase in net cash used is largely attributable to our current year net loss of $4,156,209, as compared to a net loss of $1,074,347 recorded during the same period in 2014.

Net cash used in investing activities for the six-month period ended June 30, 2015 was $11,329, as compared to net cash used of $2,362,919 in the corresponding period of the prior year. The primary reason for the increase over the prior year period is related to the acquisition of ALD for which we paid 2,359,313 consideration, net of cash received. Furthermore, we divested our ORC heat waste recovery business for which we received $50,000 in cash consideration, along with the return of 255,351 shares of our common stock, in exchange for our 50.3% equity interest in TPE. On the date of the transaction, TPE had an aggregate cash balance of $67,054. These balances were included in our Consolidated Balance Sheets at December 31, 2014.

Net cash provided by financing activities was $2,991,311 for the six-month period ended June 30, 2015, as compared to $73,000 in cash used in financing activities during the corresponding period in the prior year. During the six months ended June 30, 2015, we received $2,691,311 in net proceeds from the issuance of our common stock in connection with private placement offerings and stock purchase warrant exercises. Additionally, we received gross proceeds of $400,000 from convertible debentures. These were offset in part by the repayment of $100,000 in principal on a convertible debenture.

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

During the six-month period ended June 30 2015, we accepted subscription agreements from investors and issued 357,634 shares of our common stock along with an equal number of stock purchase warrants for gross proceeds totaling $1,929,510. The cost of these issuances was $174,200. In addition, during the six-month period ended June 30 2015, we issued 230,500 shares of our common stock for gross proceeds totaling $1,040,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $104,000.

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

We have not received any additional proceeds from new debt issuances since January 12, 2015.

Events of Default

On April 30, 2015, we were required to pay $50,833 in principal, along with accrued interest of approximately $28,000, per the terms of a convertible note. We failed to make this payment. On May 13, 2015, we received a letter from the noteholders’ counsel alleging certain breaches and declaring the note to be in default. The interest rate on the convertible note increased from 9.0% to 22.0% per annum as a result of the default. The noteholders made a demand for payment and is seeking to enforce all of their contractual, legal and equitable rights under the convertible note and related agreements. The original principal balance on the convertible note is $610,000 and remains outstanding. The note is unsecured.

On July 21, 2015, we amended the terms of this convertible note with the noteholders, whereby they agreed to discontinue their collection and collateral foreclosure efforts against us and to restructure the maturity dates of the obligation in return for the following payments from us:

●	A payment of $650,000 by us against the past due loan balance of $1,062,688.
●	A payment of $50,000 by us for legal fees incurred by the noteholders.

Going forward, we agreed to pay monthly installments of $25,000 against the remaining principal and interest balance of $412,688 due to the noteholders. The outstanding obligation will accrue interest at 5% per annum. The noteholders, among other terms, retained a security interest in all of the assets of ALD until the remaining obligation is fully satisfied.

On July 12, 2015, we were required to pay $18,000 in interest per the terms of a $400,000 convertible note dated January 12, 2015. We failed to make this payment. On July 27, 2015, we received a notice of default. The interest rate on the convertible note increased from 9.0% to 15.0% per annum as a result of the default and the noteholder is entitled to $20,000 in legal fees. The noteholder advised us that it reserves any and all rights and remedies to protect its interests under the terms of the convertible note.

We are in default for failure to pay interest on twelve additional convertible notes with an aggregate principal balance of $2,250,000. The interest rate on these notes ranges between 7% and 9% per annum, and does not increase in the event of a default. These notes are unsecured.

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

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, there were no off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Reference is made to the discussion under “Part II, Item 1 – Legal Proceedings - TransPacific Energy Litigation” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Class Action and Derivative Action

On April 17, 2015, a class action lawsuit against the Company and its officers, Messrs. St-Julien (who as indicated below in “Note 11 – Subsequent Events,” resigned as Chairman and from all other positions he held with the Company), Natan and Williams (Mr. Natan and Mr. Williams are collectively referred to as the “Individual Defendants”), and certain other third parties, was filed in the United States District Court, Southern District of New York.

Since the filing of this class action, additional complaints have been filed seeking class status on behalf of all persons who purchased the Company’ s securities between September 16, 2013 and April 15, 2015 (together, the “Class Actions”). The Class Actions allege the Company and the other persons named therein violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Class Actions seek an unspecified amount of damages.

On May 13, 2015, a derivative lawsuit on behalf of the Company was filed in the United States District Court for the Eastern District of New York against the Company’ s officers, directors and former director Messrs. St-Julien, Natan, Williams, Kebir Ratnani, Adrian Auman, and David Vanderhorst (Messrs. Ratnani, Auman and Vanderhorst are collectively referred to as the “ Director Defendants” ). This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties and unjust enrichment.

On May 29, 2015, another derivative lawsuit (together with the prior derivative lawsuit, the “Derivative Actions”) on behalf of the Company was filed in the United States District Court for the Southern District of New York against the Company’ s officers, directors and former director Messrs. St-Julien, Natan, Williams, Ratnani, Auman, and Vanderhorst. This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties, abuse of control, violations of Section 14 of the Securities Exchange Act of 1934, as amended, and unjust enrichment. On or about July 13, 2015, this suit was voluntarily withdrawn and re-filed in the Eastern District of New York.

On June 26, 2015, a motion pursuant to 28 U.S.C. § 1407 was made to the Judicial Panel for Multidistrict Litigation (the “Panel”) by a lead plaintiff movant in the Class Actions to transfer the Class Actions and the Derivative Actions to the United States District Court for the Eastern District of New York and to have all actions coordinated or consolidated before a single judge. The Panel will hear argument on the motion in October 2015.

On July 22, 2015, pursuant to various motions seeking consolidation and appointment of lead plaintiff and lead counsel, the Class Actions were consolidated before the Honorable Naomi Reice Buchwald in the United States District Court for the Southern District of New York, who appointed a lead plaintiff and lead counsel for the putative class.

Although the ultimate outcome of the Class Actions and Derivative Actions cannot be determined with certainty, the Company believes that the allegations stated in the Class Action and Derivative Action are without merit against the Company, Individual Defendants and Director Defendants, and the Company, Individual Defendants and Director Defendants intend to defend themselves vigorously against all allegations set forth in the Class Actions and Derivative Actions.

American Lighting Sellers Litigation

Pursuant to the terms of the ALD stock purchase agreement dated as of April 25, 2014, by and among the Company and ALD and the then stockholders of the ALD (collectively, the “Sellers”) and the Sellers’ representative, as amended to date (the “SPA”), the Company acquired all of the issued and outstanding capital stock of ALD Sellers.  On April 24, 2015, the Company failed to pay any portion of the aggregate balance of $1,050,000 then due under the terms of Seller Notes, which resulted in the Sellers’ representative declaring an event of default under each of the notes. On May 11, 2015 the Sellers’ representative pursuant to Article 9 of Uniform Commercial Code, as in effect in the State of Nevada pursuant to Nevada Revised Statutes Sections 104.9101 commenced a process of foreclosing on certain portions of the collateral.

On June 24, 2015, the Sellers’ representative, acting for and on behalf of the Sellers, filed a complaint in the Superior Court of the State of California for the County of San Diego, captioned Jeffrey J. Brown, in his capacity as Seller Representative vs. ForceField Energy, Inc., et al., Case No. 37-2015-00021180-CU-BC-CTL, seeking, among other things, the full payment of all amounts due under the notes and the cost of collection thereof.

On July 21, 2015, the Company entered into an amendment to the SPA with the Sellers’ representative whereby payment, compliance and certain other terms were amended. On August 3, 2015, the complaint was dismissed without prejudice.

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

We are in default in payment of approximately $3.4 million in principal and interest payments due under the terms of unsecured convertible notes issued to the Company at various times during the past three years.

Currently we are in default on principal and interest payments with fourteen different noteholders. We have been notified of defaults by two of these noteholders who to date have taken no action against the company. There can be no assurances that these noteholders and other noteholders will not take any action against the Company. Any action by these noteholders could have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. Since all of our assets are subject to liquidation by the creditors, liquidation could result in no assets being left for the shareholders after the creditors receive their required payment. As such, any failure to secure a resolution or an acceleration of our indebtedness will restrict our ability to operate as a going concern.

If, among other items, a court were to find in favor of the plaintiffs in any of the class or derivative actions in which we are currently named a defendant, or if such actions continue for an extended period of time, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to various litigation matters and an SEC investigation as described elsewhere in this Report and various Current Reports on Form 8-K filed with the SEC. Plaintiffs in certain of these actions raise allegations of violations of the federal securities laws and breaches of fiduciary duty, among other claims. Should a court find in favor of the plaintiffs on any or all such claims in any of the current litigation matters, the Company may be required to pay substantial damages to the plaintiffs. Moreover, if the various lawsuits and the SEC investigation were to continue for an extended period of time or if the SEC investigation results in any action brought against us, we may be required to pay substantial legal fees and related costs and expenses. Were any or all such things to happen, to the extent the Company does not have sufficient cash to satisfy such obligations, the Company would need to sell assets, issue additional equity securities or take steps to restructure its balance sheet and capital structure. As part of this process, a filing under Chapter 11 could become necessary, if the Company is unable to sell assets or issue equity securities on commercially reasonable terms, or at all. Accordingly, given the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

If we are not able to improve our current cash position and improve our liquidity by raising additional capital, or generating sufficient revenue to pay our debt obligations and fund our operating expenses, we may become insolvent and be unable to continue our business.

If we are unable to raise sufficient funds from additional borrowing or capital raising, or generate sufficient revenues to meet our debt obligations and fund our operating expenses, we may be unable to pay our suppliers and vendors and otherwise be unable to fund our operations leaving us unable to continue our business as a going concern and may cause us to be insolvent and force us to seek protection from creditors. These matters raise substantial doubt about our ability to continue as a going concern.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2015, we accepted subscription agreements from investors and correspondingly sold 59,091 shares of our common stock pursuant to our current private placement offering, and received $325,000 in gross proceeds. The proceeds, net of commissions, were $292,500. In connection with the private placement, we issued warrants to purchase 59,091 shares of our common stock at an average exercise price of $5.50 per share for a term of one year.

Additionally, during the three-month period ended June 30, 2015, we sold 5,000 shares of our common stock pursuant to the exercise of stock purchase warrants, and received $25,000 in gross proceeds. The proceeds, net of commissions, were $22,500.

The offer and sale of these securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Amendment No. 3 to American Lighting Stock Purchase Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCEFIELD ENERGY INC.

August 19, 2015	By:	/s/ David Natan
David Natan
Chief Executive Officer

August 19, 2015	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer