Form 10-Q
period 2015-09-30
ForceField Energy Inc.
filed 2015-11-19
CIK 1407268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

There were 17,828,189 shares of the registrant’s common stock outstanding as of November 16, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets (Successor) as of September 30, 2015 (Unaudited) and December 31, 2014

F-2
Interim Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2015, the Period from April 26 through September 30, 2014 (Successor), the Period from April 1 through April 25, 2014, and the Period from January 1, 2014 through April 25, 2014 (Predecessor)

F-4
Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015, the Period from April 26 through September 30, 2014 (Successor) and the Period from January 1, 2014 through April 25, 2014 (Predecessor)

F-5	Notes to Interim Unaudited Consolidated Financial Statements

FORCEFIELD ENERGY INC.
Consolidated Balance Sheets (Successor)
(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$853,738	$598,281
Accounts receivable, net	1,164,386	1,925,846
Costs and estimated earnings in excess of billings on uncompleted contracts	255,198	126,575
Inventory, net	227,880	383,033
Prepaid expenses and other current assets	220,220	449,606
Current assets held for sale	—	3,378,442
Total current assets	2,721,422	6,861,783
Accounts receivable, net — noncurrent	4,620	33,093
Property and equipment, net	17,323	30,203
Goodwill	3,729,939	3,729,939
Intangible assets, net	1,524,861	3,511,553
Other assets	6,008	180,721
Noncurrent assets held for sale	—	13,266,728
Total assets	$8,004,173	$27,614,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$590,422	$852,809
Accrued liabilities	864,118	914,916
Billings in excess of costs and estimated earnings on uncompleted contracts	—	208,712
Convertible debentures, net — current	3,810,000	50,000
Loans payable — current	130,000	130,000
Senior secured promissory notes, net — current	300,000	1,988,003
Income taxes payable	6,509	24,903
Current liabilities of discontinued operations	—	3,382,704
Total current liabilities	5,701,049	7,552,047
Convertible debentures, net of loan discounts	—	2,949,666
Deferred tax liabilities, net — noncurrent	554,000	811,248
Contingent purchase consideration	—	641,000
Other noncurrent liabilities	67,712	67,712
Noncurrent liabilities of discontinued operations	—	6,262,463
Total liabilities	6,322,761	18,284,136

Commitments and contingencies	—	—

Equity:
ForceField Energy Inc. stockholders' equity:
Preferred stock, $0.001 par value. 12,500,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value. 37,500,000 shares authorized; 20,000,182 and 19,200,005 shares issued and 17,828,189 and 17,737,908 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	20,000	19,200
Common stock held in treasury, at cost, 2,171,993 and 1,462,097 shares held at September 30, 2015 and December 31, 2014	(1,967,241)	(1,166,071)
Additional paid-in capital	31,821,548	27,132,299
Accumulated deficit	(28,203,503)	(16,767,876)
Accumulated other comprehensive income	10,608	12,573
Total ForceField Energy Inc. stockholders' equity	1,681,412	9,230,125
Noncontrolling interests	—	99,759
Total equity	1,681,412	9,329,884
Total liabilities and equity	$8,004,173	$27,614,020

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor
	Three Months Ended September 30,	Three Months Ended September 30,
	2015	2014

Sales	$1,458,599	$1,951,844
Cost of goods sold	1,010,700	1,403,365
Gross margin	447,899	548,479
Operating expenses:
Depreciation and amortization	47,725	206,501
Selling and marketing	119,245	222,633
General and administrative	553,257	1,016,012
Professional fees	202,911	235,109
Impairment charge	391,009	—
Total operating expenses	1,314,147	1,680,255
Loss from operations	(866,248)	(1,131,776)
Other income (expense):
Interest expense, net	(157,723)	(115,685)
Other gains (losses)	641,000	—
Total other income (expense)	483,277	(115,685)
Loss before income taxes	(382,971)	(1,247,461)
Income tax benefit	(1,374)	(4,571)
Net loss	(381,597)	(1,242,890)
Less: Net loss attributable to noncontrolling interests	—	(30,517)
Net loss attributable to ForceField Energy Inc. stockholders	$(381,597)	$(1,212,373)

Basic and diluted loss per share
Net loss attributable to ForceField Energy Inc. common stockholders	$(0.02)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	17,828,189	16,255,493

Comprehensive loss:
Net loss	$(381,597)	$(1,242,890)
Foreign currency translation adjustment	(558)	5,484
Comprehensive loss	(382,155)	(1,237,406)
Comprehensive loss attributable to noncontrolling interests	—	(30,517)
Comprehensive loss attributable to ForceField Energy Inc. stockholders	$(382,155)	$(1,206,889)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30,	Period from April 26 through September 30,	Period from January 1 through April 25,
	2015	2014	2014

Sales	$4,020,035	$3,243,817	$1,611,213
Cost of goods sold	2,876,408	2,337,661	1,138,827
Gross margin	1,143,627	906,156	472,386
Operating expenses:
Depreciation and amortization	191,675	252,656	3,334
Selling and marketing	390,721	342,734	193,148
General and administrative	2,158,671	1,663,557	485,670
Professional fees	852,375	548,341	37,317
Impairment charge	768,009	—	—
Total operating expenses	4,361,451	2,807,288	719,469
Loss from continuing operations before other income (expense) and income taxes	(3,217,824)	(1,901,132)	(247,083)
Other income (expense):
Interest income (expense), net	(1,249,136)	(177,060)	5,567
Loss on settlement of debt	(733,414)	—	—
Other gains (losses)	641,000	—	—
Total other income (expense)	(1,341,550)	(177,060)	5,567
Loss from continuing operations before income taxes	(4,559,374)	(2,078,192)	(241,516)
Provision for income taxes (benefit)	(21,568)	(4,571)	2,100
Net loss from continuing operations	(4,537,806)	(2,073,621)	(243,616)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(7,964,638)	—	—
Gain on sale of discontinued operations, net of taxes	1,060,430	—	—
Total discontinued operations	(6,904,208)	—	—
Net loss	(11,442,014)	(2,073,621)	(243,616)
Less: Accretion of preferred stock	—	—	31,054
Less: Net loss attributable to noncontrolling interests	(6,387)	(47,136)	—
Net loss attributable to ForceField Energy Inc. stockholders	$(11,435,627)	$(2,026,485)	$(274,670)

Basic and diluted loss per share
Continuing operations	$(0.25)	$(0.13)	$(0.22)
Discontinued operations	$(0.38)	$—	$—
Net loss attributable to ForceField Energy Inc. common stockholders	$(0.63)	$(0.13)	$(0.22)

Weighted-average number of common shares outstanding:
Basic and diluted	18,010,329	16,201,792	1,252,403

Comprehensive loss:
Net loss	$(11,442,014)	$(2,073,621)	$(243,616)
Foreign currency translation adjustment	(1,965)	(2,366)	-
Comprehensive loss	(11,443,979)	(2,075,987)	(243,616)
Comprehensive loss attributable to noncontrolling interests	(6,387)	(47,136)	-
Comprehensive loss attributable to ForceField Energy Inc. stockholders	$(11,437,592)	$(2,028,851)	$(243,616)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30,	Period from April 26 through September 30,	Period from January 1 through April 25,
Cash flows from operating activities of continuing operations:	2015	2014	2014
Net loss	$(11,442,014)	$(2,073,621)	$(243,616)
Net loss from discontinued operation	6,904,208	—	—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	191,675	252,656	3,334
Amortization of debt discount	598,638	59,171	—
Amortization of deferred financing costs	152,375	—	—
Provision for (recovery of) doubtful accounts	(12,689)	3,774	(32,967)
Common stock issued for acquisition costs	91,260	109,000	—
Common stock issued for financing costs	116,659	—	—
Common stock issued in exchange for fees and services	12,880	84,267	—
Deferred taxes	(7,006)	—	—
Impairment charge	768,009	—	—
Loss on disposal of property and equipment	9,108	—	—
Loss on settlement of debt	733,414	—	—
Unrealized gain on change in fair value of contingent consideration	(641,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	802,801	(110,863)	1,275,004
Costs and earnings in excess of billings	(128,623)	(75,276)	—
Inventory	65,578	(225,989)	9,307
Prepaid expenses and other current assets	(49,907)	(21,713)	(42,637)
Other assets	(27,658)	(10,254)	—
Accounts payable	(246,097)	323,654	(487,915)
Accrued liabilities	13,459	255,721	(120,270)
Billings in excess of costs and earnings	(22,886)	—	—
Income taxes payable and other noncurrent liabilities	(17,594)	(4,438)	(5,571)
Net cash provided by (used in) operating activities -- continuing operations	(2,135,410)	(1,433,311)	354,669
Net cash used in operating activities -- discontinued operations	(769,738)	—	—
Net cash provided by (used in) operating activities	(2,905,148)	(1,433,311)	354,669

Cash flows from investing activities:
Cash consideration for acquisition of business	—	(3,588,844)	—
Cash acquired in acquisition of business	—	407,912	—
Cash forfeited in divestment of business	(67,053)	—	—
Cash received in divestment of business	950,000	—	—
Notes receivable	—	(150,000)	—
Purchase of fixed assets	(4,382)	(5,577)	(2,768)
Net cash provided by (used in) financing activities -- continuing operations	878,565	(3,336,509)	(2,768)
Net cash used in financing activities -- discontinued operations	(145,618)	—	—
Net cash provided by (used in) financing activities	732,947	(3,336,509)	(2,768)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,755,311	1,324,750	—
Proceeds from exercise of common stock purchase warrants, net of issuance costs	936,000	315,000	—
Proceeds from issuance of convertible debentures	400,000	500,000	—
Proceeds from loans payable	—	130,000	—
Proceeds from related party loans payable	—	75,000	—
Dividend and redemption payments on preferred stock	—	—	(283,000)
Repayments of senior, secured promissory notes	(800,000)	—	—
Net cash provided by (used in) financing activities -- continuing operations	2,291,311	2,344,750	(283,000)
Net cash used in financing activities -- discontinued operations	(32,569)	—	—
Net cash provided by (used in) financing activities	2,258,742	2,344,750	(283,000)

Effect of exchange rates on cash and cash equivalents	(4,009)	(1,537)	—
Net increase (decrease) in cash and cash equivalents	82,532	(2,426,607)	68,901
Cash and cash equivalents at beginning of period	771,206	2,937,763	339,011
Cash and cash equivalents at end of period	$853,738	$511,156	$407,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$157,297	$114,819	$—
Cash paid for income taxes	$61,344	$4,716	$—

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock	$—	$—	$31,054
Common stock issued related to acquisition of business	$—	$1,647,420	$—
Common stock issued related to letter of intent to acquire a business	$—	$137,000	$—
Common stock issued for financing costs incurred in connection with convertible and promissory notes	$32,150	$—	$—
Common stock issued to reduce convertible and promissory notes payable	$1,000,000	$—	$—
Common stock issued to reduce accounts payable and other accrued liabilities	$36,000	$206,250	$—
Contingent purchase consideration	$—	$1,186,000	$—
Debt issued related to acquisition of a business	$—	$1,000,000	$—
Discount for beneficial conversion features on convertible debentures	$67,636	$12,500	$—
Discount for fair value adjustment on promissory notes	$—	$34,981	$—
Reallocation of amounts prepaid towards the acquisition of a business to consideration for an intangible asset — licensing rights	$279,500	$—	$—
Working capital adjustment payable related to acquisition of business	$—	$1,329,528	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FORCEFIELD ENERGY INC.
Notes to Interim Unaudited Consolidated Financial Statements (Unaudited)
September 30, 2015
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

On March 5, 2015, the Company completed a sale of its 50.3% equity interest in TransPacific Energy, Inc. (“TPE”) back to certain current and former TPE shareholders. As a result of the transaction, the Company’s operations are now comprised of only one reportable segment for financial reporting purposes. See “Note 5 – Business Divestitures” for additional information.

On May 1, 2015, the Company closed its offices in Costa Rica and Mexico. The wind down of business activities at each of these locations was completed by July 31, 2015.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or for any other future period.

Going Concern

 These unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated significant operating losses which have been funded primarily from debt and equity financings. In addition, the Company is in default of, or past due on, numerous payments related to principal and interest due on notes payable, vendor payables and other accrued liabilities. The Company is addressing its delinquencies on a case-by-case basis; however, it can offer no assurance that the cooperation it has received thus far will continue.

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

Predecessor and Successor Reporting

On April 25, 2014, the Company acquired 17th Street ALD Management Corp (“ALD” or “American Lighting”), a leading commercial lighting specialist based in San Diego, California. The transaction was accounted for under the acquisition method of accounting, which requires that the assets purchased and the liabilities assumed all be reported in the acquirer's financial statements at their fair value, with any excess purchase price over the net assets being reported as goodwill. The application of the acquisition method of accounting represented a change in accounting basis. Accordingly, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of the different basis of accounting between the periods presented.

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

The impact of the change in accounting policy on the September 30, 2014 financial statements resulted in an increase to sales of $285,171 and an increase to cost of goods sold of $209,895.

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

Revenue from rebates from utilities may be recognized on eligible energy-efficient lighting retrofit projects. These rebates are simultaneously credited against the quoted contract price and assigned to the Company by the customer. The Company is responsible for the application of the rebate, and bears the risk of any loss from the verification and collection of the rebate. Revenue from rebates from utilities totaled $49,713 and $236,890, respectively for the three and nine-month periods ended September 30, 2015, as compared to $280,827 and $1,373,613, respectively, during the corresponding periods in the prior year.

Certain rebates from utility companies are subject to refund rights in the event that specified energy savings are not met. The Company assesses each retrofit project subject to refund rights to determine if the estimated energy savings are likely to be met. As of September 30, 2015 and December 31, 2014, there were no retrofit projects subject to this refund right that were not expected to meet the specified energy savings.

The utility companies providing the retrofit rebate, at their discretion, can audit the Company's customer installations prior to payment. These audits often result in an adjustment to the rebate, which is netted against revenues. A reserve for adjustments is recorded based upon current period sales and the Company’s historical experience factor in recording such rebate adjustments. During the three and nine-month periods ended September 30, 2015, the adjustments to rebates from utilities totaled ($120) and ($5,813), respectively, as compared to ($3,446) and ($65,592), respectively, during the corresponding periods in the prior year. These amounts are netted in the Company’s accounts receivable and revenue.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3
Earnout liability	$—	$—	$—

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of September 30, 2015:

2015

Fair value, January 1, 2015	$641,000
Fair value of contingent consideration issued during the period	—
Change in fair value	(641,000)
Fair value, September 30, 2015	$—

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

3.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of the Company’s accounts receivable, net at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Accounts and contracts receivable	$1,230,893	$2,056,647
Allowance for doubtful accounts, returns and discounts	(61,887)	(97,708)
Total accounts receivable, net	1,169,006	1,958,939
Less: Noncurrent portion of accounts receivable, net	4,620	33,093
Current portion of accounts receivable, net	$1,164,386	$1,925,846

Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. During the nine-month period ended September 30, 2015, the Company recorded a decrease of $12,689 to its provision for bad debts and recorded nil in write offs. During the nine-month period ended September 30, 2014, the Company recorded a decrease of $26,537 to its provision for bad debts and recorded nil in write-offs.

The Company's long-term receivables are considered financing receivables. The difference between the present value and face value of these receivables is recorded as an unamortized discount which is amortized over the term of the payment plan. The Company recorded interest income of $1,915 and $7,993, respectively, from deferred payment plan accounts receivable during the three and nine-month periods ended September 30, 2015, as compared to $297 and $6,773, respectively, during the corresponding periods in the prior year.

Customer concentrations

During the nine-month period ended September 30, 2015, the Company had one customer that accounted for 64.7% of accounts receivable and two customers that accounted for 30.2% of sales.

During the successor period of April 26, 2014 through September 30, 2014, the Company had one customer that accounted for 11.1% of accounts receivable and one customer that accounted for 18.7% of sales. During the predecessor period of January 1, 2014 through April 25, 2014, the Company had one customer that accounted for 25.1% of accounts receivable and two customers that accounted for 21.6% of sales.

Geographic information

During the nine month period ended September 30, 2015, all of the Company’s sales were generated within the United States with the exception of $89,245 in sales that were produced in Costa Rica. During the same nine-month period ended September 30, 2014, all of the Company’s sales were generated within the United States with the exception of $29,303 in sales that were recorded in Costa Rica.

4.	PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and equipment	$21,399	$(13,911)	$7,488	$18,402	$(7,285)	$11,117
Furniture and fixtures	12,160	(2,325)	9,835	22,295	(3,209)	19,086
Leasehold improvements	457	(457)	—	457	(457)	—
Total	$34,016	$(16,693)	$17,323	$41,154	$(10,951)	$30,203

Property and equipment are stated at cost or at fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The Company recorded depreciation expense of $2,181 and $8,261 during the three and nine-month periods ended September 30, 2015, as compared to $3,201 and $9,101, respectively, during the corresponding periods in the prior year.

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

Additionally, the Company analyzed the results of its ORC business for segment reporting consideration. ASC 280 “Segment Reporting” establishes that an operating segment is considered a reportable segment if: (i) it engages in business activities from which it may recognize revenues and generate expenses, its operating results are regularly reviewed by the Company’s chief operating decision maker, and discrete financial information is available; and (ii) it exceeds certain quantitative thresholds. At the time of the divestment, the Company’s ORC business did not exceed any of the prescribed quantitative thresholds. As such, the Company determined that segment reporting was not applicable. As a result of the transaction, the Company’s operations are now comprised of only one reportable segment for financial reporting purposes. The operating results of the Company’s ORC business for the nine-month periods ended September 30, 2015 and 2014 are summarized below:

	Successor
	Nine Months Ended September 30,	Period from April 26 through September 30,
	2015	2014
Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses:
Depreciation and amortization	17,589	43,972
Selling and marketing	752	958
General and administrative	(2,816)	13,280
Professional fees	4,340	36,690
Total operating expenses	19,865	94,900
Loss from continuing operations before other income (expense) and income taxes	(19,865)	(94,900)
Other income (expense)
Interest income (expense), net	8	54
Total other income (expense)	8	54
Loss from continuing operations before income taxes	(19,857)	(94,846)
Provision for income taxes (benefit)	(7,006)	—
Net loss from continuing operations	(12,851)	(94,846)
Discontinued operations, net of income taxes	—	—
Net loss from continuing operations	(12,851)	(94,846)
Less: Accretion of preferred stock	—	—
Less: Net loss attributable to noncontrolling interests	—	(47,136)
Net loss attributable to ForceField Energy Inc. stockholders	$(12,851)	$(47,710)

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

In connection with the Buyer’s acquisition of ESCO from the Company, the following occurred:

●	Mr. Barack paid $900,000 in cash to the Company, which was received on July 2, 2015;
●
Mr. Barack and certain employees of ESCO returned to the Company 366,845 and 87,700 shares of restricted common stock of the Company, respectively, which shares were issued to such persons by the Registrant pursuant to the October 17, 2014 stock purchase agreement (these shares were valued at their fair market value of $31,818, or $0.07 per share, and recorded to “Common Stock Held in Treasury, at Cost” on the Company’s Consolidated Balance Sheets as of September 30, 2015);

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

In May 2015, the Company’s board of directors authorized its management to pursue the sale of its ESCO subsidiary. A sale was completed on June 30, 2015 (see “Note 5 – Business Divestments” for additional information).

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

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of  Operations and Comprehensive Loss for the nine-month period ended September 30, 2015 is summarized below:

Nine Months Ended September 30,
2015

Sales	$1,875,670
Cost of goods sold	2,276,007
Gross margin	(400,337)
Operating expenses:
Depreciation and amortization	374,543
Selling and marketing	13,444
General and administrative	1,055,554
Professional fees	57,911
Impairment of goodwill and other intangible assets	9,156,190
Total operating expenses	10,657,642
Loss from operations before other income (expense) and income taxes	(11,057,979)
Other income (expense)
Interest income (expense), net	(859)
Other gains (losses)	2,685,000
Total other income (expense)	2,684,141
Loss from continuing operations before income taxes	(8,373,838)
Provision for income taxes (benefit)	(409,200)
Loss from discontinued operations, net of income taxes as presented in the Consolidated Statements of Operations	$(7,964,638)

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

No results of operations for ESCO were reported in the period from April 26 through September 30, 2014 as ESCO was acquired on October 17, 2014 or in the period from January 1 through April 25, 2014 as those results pertain solely to ALD as the predecessor entity.

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

On October 17, 2014, the Company issued two secured promissory notes to the former stockholder of ESCO in connection with its acquisition. The first note totaled $2,075,000, bears interest at 6.02% per annum and is due in April 17, 2016. The note is collateralized by 687,500 restricted shares of the Company’s common stock which under no circumstances can become free trading prior to its maturity date. In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $2,075,000 promissory note and its related interest to be $1,989,539. As a result, the Company recorded a discount against the promissory notes of $85,461. The discount was being amortized using the effective interest method over the life of the notes. During the six-month period ended June 30, 2015, the Company recorded $27,633 in interest expense related to the note discount. The remaining unamortized balance of $48,888 at June 30, 2015 was written off and recorded as a component of gain on sale of discontinued operations, net of taxes.

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

7.	GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the nine-month period ended September 30, 2015:

2015

Balance, January 1, 2015	$3,729,939
Impairment charge	—
Balance, September 30, 2015	$3,729,939

 The following table sets forth the components of the Company’s intangible assets at September 30, 2015:

	Amortization Period (Years)	Cost	Accumulated Amortization and Impairment Charges	Net Book Value
Intangible assets subject to amortization:
Distribution and license rights	5.0	1,234,500	(1,234,500)	—
Production backlog	0.5	108,000	(108,000)	—
Non-compete agreements	3.0	265,000	(125,139)	139,861
Subtotal		1,607,500	(1,467,639)	139,861
Intangible assets not subject to amortization:
Trade names	—	1,385,000	—	1,385,000
Total		$2,992,500	$(1467,639)	$1,524,861

The Company recorded amortization expense for intangible assets subject to amortization of $45,544 and $183,414, respectively, during the three and nine-month periods ended September 30, 2015.

On March 5, 2015, the Company and Noveda Technologies, Inc. (“Noveda”) agreed to amend the terms of a license agreement entered into on December 1, 2014 which granted the Company exclusive rights over a five year period to sell, market and distribute Noveda’s technology on LED applications in North America. During 2014, the Company made payments to Noveda of $142,500 in cash and 25,000 shares of restricted common stock valued at $137,000 under the provisions of a non-binding letter of intent entered into by the Company to acquire Noveda. During 2015, by mutual agreement, the acquisition discussions were discontinued, and $279,500 in consideration described above, was applied as payment towards, and in full satisfaction of, the remaining fees payable to Noveda under the terms of the license agreement.

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

At September 30, 2015, the Company performed an interim impairment test for long-lived assets and determined that the carrying amount of its exclusive distribution rights with Noveda was not recoverable as its undiscounted cash flows were less than its carrying amount. The Company further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. As a result, the Company recorded an impairment charge totaling $391,009.

The following table sets forth the components of the Company’s intangible assets at December 31, 2014:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible assets subject to amortization:
Distribution and license rights	5.0	955,000	(366,916)	588,084
Production backlog	0.5	108,000	(108,000)	—
Non-compete agreements	3.0	265,000	(58,889)	206,111
Technology	15.0	1,583,000	(250,642)	1,332,358
Subtotal		2,911,000	(784,447)	2,126,553
Intangible assets not subject to amortization:
Trade names	—	1,385,000	—	1,385,000
Total		$4,296,000	(784,447)	$3,511,553

 The Company recorded amortization expense of $203,300 and 246,889, respectively, during the three and nine-month periods ended September 30, 2014.

8.	DEBT

Convertible Debentures

The following table sets forth the components of the Company’s convertible debentures at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

7% Convertible debentures	$200,000	$200,000
9% Convertible debentures	3,610,000	3,210,000
Loan discounts	—	(410,334)
Total convertible debentures, net	3,810,000	2,999,666
Less: Current portion of convertible debentures, net	3,810,000	50,000
Noncurrent portion of convertible debentures net	$—	$2,949,666

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

 All of the convertible debentures were analyzed at the time of their issuance for beneficial conversion features. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and aggregated $624,140. This amount was recorded as a debt discount and is being amortized as interest expense over the terms of the related convertible debentures. The debt discount associated with these beneficial conversion features amounted to nil and $410,334 as of September 30, 2015 and December 31, 2014, respectively. The related amortization expense totaled $1,061 and $97,625, respectively, for the three and nine-month periods ended September 30, 2015, as compared to $26,758 and $44,596, respectively, for the three and nine-month periods ended September 30, 2014.

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

The Company is in default for failure to pay interest on fourteen additional convertible notes during the current year period with an aggregate principal balance of $2,800,000. The interest rate on these notes ranges between 7% and 9% per annum, and does not increase in the event of a default. The principal amounts on these unsecured notes are presented as current liabilities on the Company’s Consolidated Balance Sheets.

As a result of the defaults noted above, the Company accelerated the amortization of all deferred financing costs and beneficial conversion features associated with these convertible notes. These charges totaled $519,557 and were recorded to interest expense in the Company’s Consolidated Statements of Operations.

At September 30, 2015, the underlying shares of the Company’s common stock related to these convertible debentures totaled 614,193 shares.

Senior, Secured Promissory Notes

The following table sets forth the components of the Company’s promissory notes at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Promissory notes	$300,000	$2,000,000
Loan discounts	—	(11,997)
Total promissory notes, net	300,000	1,988,003
Less: Current portion of convertible debentures, net	300,000	1,988,003
Noncurrent portion of convertible debentures net	$—	$—

On April 25, 2014, the Company issued a series of promissory notes aggregating in $1,000,000 principal to the former stockholders of ALD in connection with its acquisition. The promissory notes carry an interest rate of 5% per annum, payable at maturity, for a one year term and are secured by the assets of ALD. In determining the fair value of the promissory notes issued, the Company considered, among other factors, the market yields on debt securities depending on the time horizon and level of perceived risk of the specific investment. The Company arrived at an estimated market rate of 9% and calculated the present value of the $1,000,000 promissory note and its related interest to be $965,019. As a result, the Company recorded a discount against the promissory notes of $34,981. The discount is being amortized using the effective interest method over the life of the notes. For the nine-month period ended September 30, 2015, the Company recorded $11,997 in interest expense related to the note discount. No discount balance remained unamortized at September 30, 2015.

On April 24, 2015, the Company was informed by the counsel of the former ALD stockholders that the failure to pay all of the principal and accrued interest on the outstanding promissory notes would result in the declaration of default, and that absent full payment of the notes by the maturity date, the former stockholders would commence collection proceedings and seek to enforce all of their contractual, legal and equitable rights under the note and related agreements. These notes were not repaid at their maturity date.

On July 21, 2015, the Company entered into an amendment with the noteholders, whereby they agreed to discontinue their collection and collateral foreclosure efforts against ForceField and to restructure the maturity dates of the obligation in return for the following payments:

●	A payment of $650,000 by the Company against the past due loan balance of $1,062,688.
●	A payment of $50,000 by the Company for legal fees incurred by the noteholders.

Going forward, the Company agreed to pay monthly installments of $25,000 against the remaining principal and interest balance of $412,688 due to the noteholders. The outstanding obligation will accrue interest at 5% per annum. The noteholders, among other terms, retained a security interest in all of the assets of ALD until the remaining obligation is fully satisfied. As of September 30, 2015, the remaining principal and interest balance totaled $370,833.

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

Loans Payable

On September 5, 2014, the Company received $130,000 from a third party in the form of a demand loan bearing interest at a rate of 9% per annum. The entire principal amount, plus accrued interest totaling $12,188, was outstanding at September 30, 2015.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

ForceField is authorized to issue 12,500,000 shares of preferred stock at a par value of $0.001. No shares of preferred stock were issued and outstanding as of either September 30, 2015 or December 31, 2014.

Common Stock

ForceField is authorized to issue 37,500,000 shares of common stock at a par value of $0.001 and had 20,000,182 shares of common stock issued and 17,828,189 shares of common stock, net of shares held in treasury, outstanding as of September 30, 2015.

Common Stock Held in Treasury at Cost

On March 5, 2015, the Company reacquired 255,351 shares of its common stock in the divestiture of the 50.3% equity investment in TPE. On June 30, 2015, the Company reacquired 454,545 shares of its common stock in the divestiture of ESCO. These shares of common stock are held in treasury by the Company. At September 30, 2015, a total of 2,171,993 shares of the Company’s common stock were held in treasury at a cost of $1,967,241.

Common Stock Issued in Private Placements

During the nine-month period ended September 30, 2015, the Company accepted subscription agreements from investors and issued 357,634 shares of its common stock along with an equal number of stock purchase warrants for gross proceeds totaling $1,929,511. The cost of these issuances was $174,200. No new subscription agreements have been received by the Company since April 15, 2015.

Common Stock Issued in Exchange for Services

During the nine-month period ended September 30, 2015, the Company issued 5,208 shares of its common stock valued at $36,000 to its three independent directors in order to settle amounts previously outstanding in accordance with their board compensation agreements and issued another 2,000 shares of its common stock valued at $12,880 for investor relations services.

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

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants at September 30, 2015:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Balance, January 1, 2015	796,000	$4.73	0.57
Warrants issued	539,452	$5.45	0.70
Warrants exercised	(230,500)	$—	—
Warrants expired	(322,500)	$—	—
Balance September 30, 2015	782,452	$5.30	0.35

All stock warrants are exercisable for a period of one year from the date of issuance. The remaining contractual life of the warrants outstanding as of September 30, 2015 ranges from 0.04 to 0.55 years. During the nine-month period ended September 30, 2015, the Company issued 230,500 shares of its common stock for gross proceeds totaling $1,040,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $104,000.

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

Class Actions

On April 17, 2015, a class action lawsuit against the Company and its officers, Messrs. David Natan and Jason Williams (collectively referred to as the “Individual Defendants”), former chairman and officer Mr. Richard St-Julien, and certain other third parties, was filed in the United States District Court, Southern District of New York. Additional class action complaints were also filed in the Southern District on behalf of all persons who purchased the Company’s securities between September 16, 2013 and April 15, 2015 (together, the “Class Actions”). The Class Actions alleged the Company and the other persons named therein violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seek an unspecified amount of damages.

On July 22, 2015, the Class Actions were consolidated before the Honorable Naomi Reice Buchwald in the United States District Court for the Southern District of New York (the “Class Action”). On November 6, 2015, the Lead Plaintiff in the Class Action filed a second amended complaint. The Company and Individual Defendants have permission to file a motion to dismiss on or before December 4, 2015.

On October 13, 2015, the Judicial Panel on Multidistrict Litigation issued an Order declining to transfer the Class Action to the Eastern District of New York.

Derivative Actions

On May 13, 2015, a derivative lawsuit on behalf of the Company was filed in the United States District Court for the Eastern District of New York against the Individual Defendants, the Company’s directors Kebir Ratnani, Adrian Auman, and David Vanderhorst (collectively referred to as the “Director Defendants” ) and Mr. St-Julien. This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties and unjust enrichment.

On May 29, 2015, a second derivative lawsuit (together with the prior derivative lawsuit, the “Federal Derivative Actions”) on behalf of the Company against the same defendants in federal court. This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties, abuse of control, violations of Section 14 of the Securities Exchange Act of 1934, as amended, and unjust enrichment. On August 19, 2015, plaintiffs in the Federal Derivative Actions moved to consolidate these two actions and appoint co-lead counsel for the plaintiffs.  This motion is currently pending before judges in the Eastern District of New York.

On August 27, 2015, a third derivative lawsuit on behalf of the Company was filed in state court in Clark County, Nevada against the same defendants. This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties, waste of corporate assets, unjust enrichment, aiding and abetting fiduciary violations and gross mismanagement. On November 6, 2015, the Individual Defendants and Director Defendants moved to dismiss this action. This motion is currently pending.

Although the ultimate outcome of the Class Actions, Federal Derivative Actions and state-court derivative action cannot be determined with certainty, the Company believes that the allegations stated in the above-described lawsuits are without merit against the Company, Individual Defendants and Director Defendants, and the Company, Individual Defendants and Director Defendants intend to defend themselves vigorously against all allegations set forth therein.

SEC Investigation

On April 21, 2015, the Company received from the staff of the Securities and Exchange Commission, a subpoena for the production of certain documents and information pursuant to a formal order of investigation. The Company is cooperating fully with the SEC in its investigation. Although an SEC investigation is not an indication that any violation of law has occurred, the Company cannot predict the outcome of this inquiry.

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

Consulting Services

ForceField has entered into various engagement agreements for advisory and consulting services on a non-exclusive basis to obtain equity capital. In the event that the Company completes a financing from a funding source provided by one of the consultants, then such consultant will receive a finders or referral fee at closing ranging from five percent (5%) to ten percent (10%) of the amount received by the Company. The terms and condition of financing are subject to Company approval. The Company has not raised any new capital since April 15, 2015.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA, and are included in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Some of the factors that could cause results or events to differ materially from current expectations include, but are not limited to: the impact of the Securities & Exchange Commission (the “SEC”) subpoena and investigation, the arrest of our former chairman, and the class action and derivative lawsuits may have on our current and future business and on financing initiatives, general economic, market or business conditions; an increasingly competitive business environment; changing regulatory conditions or requirements; our ability to generate revenues from LED lighting sales; obtaining financing for LED installations; the acceptance by the lighting industry to LED technology; raising sufficient working capital to fund operations; the resolution of matters between the Company and its creditors relating to significant past due principal and interest payments on unsecured convertible debt. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information concerning our business, including other factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW

We are a contractor that distributes and installs light emitting diode (“LED”) and traditional lighting products for both indoor and outdoor commercial applications. We believe that our services offer a significant opportunity for savings through improved energy efficiency and reduced maintenance costs. We generate revenue by selling commercial grade lighting products and our installation services for use in both commercial and municipal markets. The marketing and distribution of such products and services occurs primarily through internal sales resources at our wholly-owned subsidiaries, ForceField Energy USA Inc., which includes the assets of Catalyst LED’s LLC, and 17th Street ALD Management Corp (“ALD” or “American Lighting”). Our target customers include federal, state and local governments; commercial and industrial facilities; retail locations, educational, hospitality, auto dealerships, and institutional organizations; hospitals and healthcare providers; utility companies; and new construction projects.

 On March 5, 2015, we completed the sale of our 50.3% equity interest in TransPacific Energy, Inc. (“TPE”) back to certain current and former TPE shareholders. As a result of the transaction, our operations are now comprised of only one reportable segment for financial reporting purposes.

On May 1, 2015, we closed our offices in Costa Rica and Mexico. The process of winding down our business operations at each of these locations was completed by July 31, 2015.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three-month periods ended September 30, 2015 and 2014:

	Successor
	Three Months Ended September 30,	Three Months Ended September 30,
	2015	2014

Sales	$1,458,599	$1,951,844
Cost of goods sold	1,010,700	1,403,365
Gross margin	447,899	548,479
Operating expenses:
Depreciation and amortization	47,725	206,501
Selling and marketing	119,245	222,633
General and administrative	553,257	1,016,012
Professional fees	202,911	235,109
Impairment charge	391,009	—
Total operating expenses	1,314,147	1,680,255
Loss from operations	(866,248)	(1,131,776)
Other income (expense):
Interest expense, net	(157,723)	(115,685)
Other gains (losses)	641,000	—
Total other income (expense)	483,277	(115,685)
Loss before income taxes	(382,971)	(1,247,461)
Income tax benefit	(1,374)	(4,571)
Net loss	(381,597)	(1,242,890)
Less: Net loss attributable to noncontrolling interests	—	(30,517)
Net loss attributable to ForceField Energy Inc. stockholders	$(381,597)	$(1,212,373)

The following table sets forth our results of operations for the nine-month periods ended September 30, 2015 and 2014:

	Successor		Predecessor
	Nine Months Ended September 30,	Period from April 26 through September 30,	Period from January 1 through April 25,
	2015	2014	2014

Sales	$4,020,035	$3,243,817	$1,611,213
Cost of goods sold	2,876,408	2,337,661	1,138,827
Gross margin	1,143,627	906,156	472,386
Operating expenses:
Depreciation and amortization	191,675	252,656	3,334
Selling and marketing	390,721	342,734	193,148
General and administrative	2,158,671	1,663,557	485,670
Professional fees	852,375	548,341	37,317
Impairment charge	768,009	—	—
Total operating expenses	4,361,451	2,807,288	719,469
Loss from continuing operations before other income (expense) and income taxes	(3,217,824)	(1,901,132)	(247,083)
Other income (expense):
Interest income (expense), net	(1,249,136)	(177,060)	5,567
Loss on settlement of debt	(733,414)	—	—
Other gains (losses)	641,000	—	—
Total other income (expense)	(1,341,550)	(177,060)	5,567
Loss from continuing operations before income taxes	(4,559,374)	(2,078,192)	(241,516)
Provision for income taxes (benefit)	(21,568)	(4,571)	2,100
Net loss from continuing operations	(4,537,806)	(2,073,621)	(243,616)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(7,964,638)	—	—
Gain on sale of discontinued operations, net of taxes	1,060,430	—	—
Total discontinued operations	(6,904,208)	—	—
Net loss	(11,442,014)	(2,073,621)	(243,616)
Less: Accretion of preferred stock	—	—	31,054
Less: Net loss attributable to noncontrolling interests	(6,387)	(47,136)	—
Net loss attributable to ForceField Energy Inc. stockholders	$(11,435,627)	$(2,026,485)	$(274,670)

Going Concern

 Our unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have generated significant operating losses which have been funded primarily from debt and equity financings. In addition, we are in default of, or past due on, numerous payments related to principal and interest due on notes payable, vendor payables and other accrued liabilities. We are addressing our delinquencies on a case-by-case basis; however, we can offer no assurance that the cooperation we have received thus far will continue.

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

We have been unable to raise any new capital from the sale of convertible debentures or from the private placement of our common stock since April 15, 2015. There can be no assurance that new capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on terms acceptable to us. The issuances of additional equity securities by us may result in significant dilution in the equity interests of our current stockholders. Obtaining new debt capital, assuming such debt capital would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected and we may cease operations. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. See “Item 1A. Risk Factors” for additional information.

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

Revenue

Revenue for the three-month period ended September 30, 2015 was $1,458,599, a decrease of $493,245 or approximately 25.3%, as compared to $1,951,844 during the corresponding period in the prior year. Revenue for the nine-month period ended September 30, 2015 was $4,020,035, a decrease of $834,995 or approximately 17.2%, as compared to $4,855,030 during the corresponding period in the prior year. The decrease in revenue during both current year periods is attributable to reduced sales levels realized by ALD as compared to the prior year periods.

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

Gross margin for three-month period ended September 30, 2015 was $447,899, or 30.7% of revenue, as compared to gross margin of $548,479, or 28.1% of revenue, during the corresponding period in the prior year. Gross margin for nine-month period ended September 30, 2015 was $1,143,627, or 28.4% of revenue, as compared to gross margin $1,378,542, or 28.4% of revenue, during the corresponding period in the prior year. The increase in our gross margins during the three -months ended September 30, 2015 reflects the impact of our product mix, offset in part by certain reserves against obsolete inventory and the liquidation of inventory in Costa Rica as a result of closing that location.

Selling and Marketing Expenses

Selling and marketing expenses for the three-month period ended September 30, 2015 were $119,245, or 8.2% of revenues, as compared to $222,633, or 11.4% of revenues, during the corresponding period in the prior year. Selling and marketing expenses for the nine-month period ended September 30, 2015 were $390,721, or 9.7% of revenues, as compared to $535,882, or 11.0% of revenues, during the corresponding period in the prior year. The decrease in selling and marketing expenses over the prior year period is largely attributable to the Company’s efforts to reduce advertising and marketing costs, travel and various other business development expenses as a percentage of sale.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the three-month period ended September 30, 2015 were $553,257, or 37.9% of revenues, as compared to $1,016,012, or 52.1% of revenues, during the corresponding period in the prior year. General and administrative expenses (“G&A”) for the nine-month period ended September 30, 2015 were $2,158,671, or 53.7% of revenues, as compared to $2,149,227, or 44.3% of revenues, during the corresponding period in the prior year.

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

Professional Fees

Professional fees for the three-month period ended September 30, 2015 were $202,911, or 13.9% of revenue, as compared to $235,109, or 12.0%, during the corresponding period in the prior year. Professional fees for the nine-month period ended September 30, 2015 were $852,375, or 21.2% of revenue, as compared to $585,658, or 12.1%, during the corresponding period in the prior year. The increase in professional services for the nine-month period ended September 30, 2015 is largely attributable to legal costs which totaled $556,511, as compared to $366,861 in corresponding period of the prior year. Our legal costs have increased as a result of our business divestitures and the various litigation matters as disclosed throughout this Report. The remaining professional fees incurred during the current year period are largely made up of accounting and legal services related to our required financial reporting, tax compliance and general corporate matters.

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

At September 30, 2015, we performed an interim impairment test for long-lived assets and determined that the carrying amount of our exclusive distribution rights with Noveda was not recoverable as its undiscounted cash flows were less than its carrying amount. We further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. As a result, we recorded an impairment charge totaling $391,009.

Interest Expense, net

Interest expense for the three-month period ended September 30, 2015 was $157,723, as compared to interest expense of $115,685 during the corresponding period in the prior year. Interest expense for the nine-month period ended September 30, 2015 was $1,249,136, as compared to interest expense of $171,493 during the corresponding period in the prior year. The increase in interest expense is partially attributable to the inclusion of ForceField’s operating results for a full nine-months as compared to the inclusion of approximately five months in corresponding period of the prior year. Additionally, we recorded non-cash interest charges of $60,929 and $751,013, respectively, in the three and nine-month periods ended September 30, 2015 due to the amortization and write-off of certain deferred financing costs and beneficial conversion features associated with convertible notes in default of interest payments.

 Loss on Settlement of Debt

On March 31, 2015, we agreed to exchange 181,818 shares with an equal number of common stock purchase warrants in lieu of cash to satisfy a $1,000,000 promissory note payment owed to an investor. The conversion price granted to the investor for the share exchange were in accord with the terms offered under our equity private placement memorandum. The fair value of the common stock was $1,363,635. The stock purchase warrants were accounted for as equity in accordance with ASC 480 by using the Black-Scholes model. We calculated a relative fair value of $369,779 for these stock purchase warrants. The difference between the fair value of the equity and the settled liability totaled $733,414 and was recorded as a loss on settlement of debt.

Other Gains and Losses

We determine the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value re-measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, we reassess our current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss. At September 30, 2015, we recorded of a gain of $641,000 due to the reduction in fair value of the contingent consideration recorded in relation to our acquisition of ALD from $641,000 to nil.

Provision for Income Taxes

We recorded an income tax benefit of $1,374 for the three-month period ended September 30, 2015, as compared to an income tax benefit of $4,571 during the corresponding period in the prior year. We recorded an income tax benefit of $21,568 for the nine-month period ended September 30, 2015, as compared to an income tax benefit of $2,471 during the corresponding period in the prior year.

As of September 30, 2015, we had federal, state and foreign net operating loss carryforwards estimated to be approximately $10.4 million that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The federal and state net operating loss carryforwards expire at various dates through 2034.

Gain on Divestment of Business Segment

In May 2015, our board of directors authorized us to pursue the sale of ESCO. A sale was effectively completed on June 30, 2015. Pursuant to the agreement, we received $900,000 in cash proceeds, relief from indebtedness and accrued obligations aggregating $3,113,836, and a return of 471,961 shares of our common stock. In addition, we forgave $1,250,000 in intercompany loans made to fund the operations of ESCO. As a result of the divestment, we realized a net gain of $1,060,430.

Net Earnings (Loss)

During the three-month period ended September 30, 2015, we recorded a net loss of $381,597, or ($0.02) per basic and diluted share, as compared to a loss of $1,242,890, or ($0.08) per basic and diluted share, during the corresponding period in the prior year. During the three-month period ended September 30, 2015, we incurred a net loss attributable to ForceField stockholders of $381,597, or ($0.02) per basic and fully diluted share, as compared to a loss of $1,212,373, or ($0.07) per basic and fully diluted share, during the corresponding period in the prior year.

During the nine-month period ended September 30, 2015, we recorded a net loss from continuing operations of $4,537,806, or ($0.25) per basic and diluted share, as compared to a loss of $2,317,237, or ($0.14) per basic and diluted share, during the corresponding period in the prior year. During the nine-month period ended September 30, 2015, we incurred a net loss attributable to ForceField stockholders of $11,435,627, or ($0.63) per basic and fully diluted share, as compared to a loss of $2,301,155, or ($0.14) per basic and fully diluted share, during the corresponding period in the prior year.

The weighted average number of basic and fully diluted shares outstanding for the three-month period ended September 30, 2015 was 17,828,189, as compared to 16,255,493 basic and fully diluted shares during the corresponding period in the prior year.

The weighted average number of basic and fully diluted shares outstanding for the nine-month period ended September 30, 2015 was 18,010,329, as compared to 16,201,792 basic and fully diluted shares during the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had cash on hand of $853,738, as compared to $598,281 at December 31, 2014. We believe that we have adequate resources on hand to sustain our operations for the next three months. For the nine-month period ended September 30, 2015, we realized negative cash flows from our operating activities from continuing operations of $2,135,410. At September 30, 2015, we had a working capital deficit of $2,979,627, as compared to a working capital deficit of $690,264 at December 31, 2014. The increase in our working capital deficit is largely attributable to the reclassification of our convertible debentures in default due to the nonpayment of principal and interest payments from noncurrent to current obligations.

Our ability to continue to meet our obligations in the ordinary course of business is contingent upon our capability of establishing and sustaining profitable operations. It is further contingent upon our ability to raise new capital through debt or equity financing transactions. Proceeds generated from private placements of our common stock and convertible debentures with accredited investors have effectively been the sole source of funding for our operations. During the nine-month period ended September 30, 2015, we raised $3,091,311 in new capital proceeds through these offerings, all of which was raised prior to April 15, 2015. Due to certain events that have occurred at the Company, and as described throughout this Report, we have not been able to raise any new debt or equity capital through private placement efforts since April 15, 2015. We will continue to pursue both debt and equity financing through private placement efforts; however, we can offer no assurance that such capital will be available to us. We also intend to pursue financing alternatives through institutional and asset-based lenders. However, we can offer no assurance that such financings will be available to us on acceptable terms, if at all, or that such transactions will not be highly dilutive to our current shareholders. See “Item 1A. – Risk Factors” below for additional information.

Net cash used in operating activities from continuing operations was $2,135,410 for the nine-month period ended September 30, 2015, as compared to net cash used in operating activities of $1,078,642 in the nine-month period ended September 30, 2014. The material increase in net cash used is largely attributable to our current year net loss from continuing operations of $4,537,806, as compared to a net loss of $2,073,621 recorded during the corresponding period in the prior year.

Net cash provided by investing activities from continuing operations for the nine-month period ended September 30, 2015 was $878,565, as compared to net cash used of $3,339,277 in the nine-month period ended September 30, 2014. The primary reason for the increase over the prior year period is related to the acquisition of ALD for which we paid $3,180,932 consideration, net of cash received. We divested our 50.3% interest in TransPacific’s ORC heat waste recovery business in exchange for $50,000 in cash consideration and the return of 255,351 shares of our common stock. On the date of the transaction, TransPacific had an aggregate cash balance of $67,054. These balances are included in our Consolidated Balance Sheets at December 31, 2014. Furthermore, we divested our ESCO subsidiary in exchange for $900,000 and the return of 454,545 shares of our common stock.

Net cash provided by financing activities from continuing operations was $2,291,311 for the nine-month period ended September 30, 2015, as compared to $2,061,750 in cash provided by financing activities in the nine-month period ended September 30, 2014. During the nine months ended September 30, 2015, we received $2,691,311 in net proceeds from the issuance of our common stock in connection with private placement offerings and stock purchase warrant exercises. Additionally, we received gross proceeds of $400,000 from convertible debentures. These were offset in part by the repayment of $800,000 in principal on certain promissory notes.

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

During the nine-month period ended September 30 2015, we accepted subscription agreements from investors and issued 357,634 shares of our common stock along with an equal number of stock purchase warrants for gross proceeds totaling $1,929,511. The cost of these issuances was $174,200. In addition, during the nine-month period ended September 30 2015, we issued 230,500 shares of our common stock for gross proceeds totaling $1,040,000 following the exercise of an equal amount of stock purchase warrants. The cost of these issuances was $104,000.

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

Events of Default

 On April 24, 2015, we were informed by the counsel of the former ALD stockholders that the failure to pay all of the principal and accrued interest on the outstanding promissory notes would result in the declaration of default, and that absent full payment of the notes by the maturity date, the former stockholders would commence collection proceedings and seek to enforce all of their contractual, legal and equitable rights under the note and related agreements. These notes were not repaid at their maturity date.

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

Going forward, we agreed to pay monthly installments of $25,000 against the remaining principal and interest balance of $412,688 due to the noteholders. The outstanding obligation will accrue interest at 5% per annum. The noteholders, among other terms, retained a security interest in all of the assets of ALD until the remaining obligation is fully satisfied. As of September 30, 2015, the remaining principal and interest balance totaled $370,833.

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

We are in default for failure to pay interest on fourteen additional convertible notes with an aggregate principal balance of $2,800,000. The interest rate on these notes ranges between 7% and 9% per annum, and does not increase in the event of a default. These notes are unsecured.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, there were no off balance sheet arrangements.

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

Class Actions

On April 17, 2015, a class action lawsuit against the Company and its officers, Messrs. David Natan and Jason Williams (collectively referred to as the “Individual Defendants”), former chairman and officer Mr. Richard St-Julien, and certain other third parties, was filed in the United States District Court, Southern District of New York. Additional class action complaints were also filed in the Southern District on behalf of all persons who purchased the Company’s securities between September 16, 2013 and April 15, 2015 (together, the “Class Actions”). The Class Actions alleged the Company and the other persons named therein violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seek an unspecified amount of damages.

On July 22, 2015, the Class Actions were consolidated before the Honorable Naomi Reice Buchwald in the United States District Court for the Southern District of New York (the “Class Action”). On November 6, 2015, the Lead Plaintiff in the Class Action filed a second amended complaint. The Company and Individual Defendants have permission to file a motion to dismiss on or before December 4, 2015.

On October 13, 2015, the Judicial Panel on Multidistrict Litigation issued an Order declining to transfer the Class Action to the Eastern District of New York.

Derivative Actions

On May 13, 2015, a derivative lawsuit on behalf of the Company was filed in the United States District Court for the Eastern District of New York against the Individual Defendants, the Company’s directors Kebir Ratnani, Adrian Auman, and David Vanderhorst (collectively referred to as the “Director Defendants” ) and Mr. St-Julien. This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties and unjust enrichment.

On May 29, 2015, a second derivative lawsuit (together with the prior derivative lawsuit, the “Federal Derivative Actions”) on behalf of the Company against the same defendants in federal court. This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties, abuse of control, violations of Section 14 of the Securities Exchange Act of 1934, as amended, and unjust enrichment. On August 19, 2015, plaintiffs in the Federal Derivative Actions moved to consolidate these two actions and appoint co-lead counsel for the plaintiffs.  This motion is currently pending before judges in the Eastern District of New York.

On August 27, 2015, a third derivative lawsuit on behalf of the Company was filed in state court in Clark County, Nevada against the same defendants. This lawsuit seeks unspecified damages against these individuals for breaches of their fiduciary duties, waste of corporate assets, unjust enrichment, aiding and abetting fiduciary violations and gross mismanagement. On November 6, 2015, the Individual Defendants and Director Defendants moved to dismiss this action. This motion is currently pending.

Although the ultimate outcome of the Class Actions, Federal Derivative Actions and state-court derivative action cannot be determined with certainty, the Company believes that the allegations stated in the above-described lawsuits are without merit against the Company, Individual Defendants and Director Defendants, and the Company, Individual Defendants and Director Defendants intend to defend themselves vigorously against all allegations set forth therein.

SEC Investigation

On April 21, 2015, the Company received from the staff of the Securities and Exchange Commission, a subpoena for the production of certain documents and information pursuant to a formal order of investigation. The Company is cooperating fully with the SEC in its investigation. Although an SEC investigation is not an indication that any violation of law has occurred, the Company cannot predict the outcome of this inquiry.

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

We are in default in payment of approximately $4.1 million in principal and interest payments due under the terms of unsecured convertible notes issued to the Company at various times during the past three years.

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

None.

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

FORCEFIELD ENERGY INC.

November 19, 2015	By:	/s/ David Natan
David Natan
Chief Executive Officer

November 19, 2015	By:	/s/ Jason Williams
Jason Williams
Chief Accounting and Financial Officer